Form 10QSB
period 1996-06-30
NETLIVE COMMUNICATIONS INC
filed 1996-09-26
CIK 1013277

                             SECURITIES AND EXCHANGE COMMISSION

                                        Washington, DC

                                          FORM 10-QSB


  X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- -------    EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1996
                               --------------
                        or

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -------    EXCHANGE ACT OF 1934

           For the transition period from _____________ to ________________

                            Commission file number 0-28728

                                  NETLIVE COMMUNICATIONS, INC.
                     (exact name of registrant as specified in its charter)

             Delaware                                   13-3848652
             --------                                  ------------
     (State of other jurisdiction                (IRS Employer ID No.)
    of incorporation of organization)


                      584 Broadway, New York, NY  10012
                      ------------------------------------
                       (Address of principal executive offices)

                                    (212) 343-7082
                                    --------------
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes__             No  X

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                        Outstanding at September 26, 1996
           -------                       ---------------------------------
  Common Stock, $0.0001 par value                   2,650,000

                             NETLIVE COMMUNICATIONS, INC.
                             (a development stage company)

                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I:   FINANCIAL INFORMATION

  Item 1.    Financial Statements

    Balance Sheet as of June 30, 1996 (unaudited)
    and as of March 31, 1996                                            3

    Statement of Operations for the three months ended
    June 30, 1996 (unaudited), the period from August 23, 1995
    (inception) to  March 31, 1996 and the period from
    August 23, 1995 (inception) to June 30, 1996 (unaudited)             4

    Statement of Cash Flows for the three months ended
    June 30, 1996 (unaudited), the period from August 23, 1995
    (inception) to March 31, 1996 and the period from
    August 23, 1995 (inception) to June 30, 1996 (unaudited)             5

    Notes to Financial Statements (unaudited)                            6-7


  Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    8-11

PART II

  Item 6.  Exhibits and Reports on Form 8-K                             11

  Signatures                                                               12

PART I:   FINANCIAL INFORMATION
ITEM 1. Financial Statements

NETLIVE COMMUNICATIONS, INC.
(a development stage company)

Balance Sheet
                                                   June 30, 1996  March 31, 1996
                                                   -------------   -------------
ASSETS                                              (Unaudited)
  Current Assets
    Cash & cash equivalents                            $  20,142     $  160,395
    Prepaid expenses and other current assets             51,171          1,771
                                                       ---------       --------
      TOTAL CURRENT ASSETS                                71,313        162,166

    Property and equipment, net                           63,068         46,001
    Deferred income tax asset, net of valuation
     allowance                                                 -              -
    Debt issue costs                                           -         24,479
    Deferred offering costs                              108,820         43,500
    Other assets                                           8,074          6,292
                                                       ---------      ---------
       TOTAL ASSETS                                    $ 251,275      $ 282,438
                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
  Current Liabilities
     Accounts payable & accrued expenses               $ 236,022      $ 144,813
     Notes Payable                                             -         88,348
     Current Portion of obligations under
     capital leases                                        5,370          5,190
                                                      ----------      ---------
    TOTAL CURRENT LIABILITIES                            241,392        238,351

  Obligations under capital leases, net of current
  portion                                                 10,854         12,280
                                                      ----------      ---------
    TOTAL LIABILITIES                                    252,246        250,631
                                                      ----------      ---------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Preferred stock--$.0001 par value; authorized
  1,000,000 shares, none issued                                -              -
  Common Stock--$.0001 par value; authorized
  19,000,000 shares, issued and outstanding 1,700,000
  and 1,500,000 shares, respectively                         170            150
  Additional paid-in capital                             965,670        289,661
  Deficit accumulated during development stage          (664,436)      (243,129)
  Deferred offering costs relating to common stock
  issued for services related to intended IPO            (14,875)       (14,875)
  Deferred compensation                                 (287,500)             -
                                                     -----------       ---------
    TOTAL STOCKHOLDERS EQUITY (DEFICIENCY)                  (971)         31,807
                                                     -----------       ---------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIENCY)                                       $ 251,275      $ 282,438
                                                       =========      =========

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)

Statement of Operations

                                                                              Period from      Period from
                                                                             Aug. 23, 1995    Aug. 23, 1995
                                                         Three months ended  (inception) to  (inception) to
                                                            June 30, 1996    March 31, 1996   June 30, 1996
                                                         ------------------  --------------  --------------
                                                             (unaudited)                        (unaudited)
Selling, general and administrative expense:
Salaries                                                     $  93,099           $ 160,714       $ 253,813
Research and development                                        65,130                   -          65,130
Professional fees                                               23,674              27,812          51,486
Rent                                                            11,036               9,724          20,760
Depreciation and amortization                                    5,180               4,727           9,907
Interest expense, net and financing costs (Note 2)             189,357               5,189         194,546
Other                                                           33,831              34,963          68,794
                                                             ---------           ---------       ---------
Net Loss                                                     $ 421,307           $ 243,129       $ 664,436
                                                             =========           =========       =========

Net loss per common share                                    $   (0.21)          $   (0.16)
                                                             =========           =========
Weighted average number of common shares outstanding         2,046,743           1,543,385
                                                             =========           =========

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Cash Flows

                                                                                     Period from     Period from
                                                                                    Aug. 23, 1995   Aug. 23, 1995
                                                               Three months ended   (inception) to  (inception) to
                                                                   30-Jun-96           31-Mar-96      30-Jun-96
                                                                   ---------           ---------      ---------
                                                                  (unaudited)                        (unaudited)
  Cash flows from operating activities
Net Loss                                                           $ (421,307)         $ (243,129)    $ (664,436)

Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholders, contributed to Company                       -              12,006         12,006
Amortization of deferred compensation expense                          12,500                   -         12,500
Amortization of debt issue costs and discount on notes payable        186,131               3,869        190,000
Depreciation and amortization                                           5,180               4,727          9,907

  Changes in operating assets and liabilities
Increase in prepaid expenses and other current assets                 (49,400)             (1,771)       (51,171)
Increase other assets                                                       -              (2,175)        (2,175)
Increase in accounts payable and accrued expenses                      91,209             144,813        236,022
                                                                    ----------        ------------     ----------
  Net cash flow used in operating activities                          (175,687)           (81,660)      (257,347)
                                                                    ----------        ------------     ----------
  Cash flows from investing activities
Purchase of property and equipment                                     (22,109)           (14,703)       (36,812)
Acquisition of intangibles                                              (1,920)            (4,220)        (6,140)
                                                                    -----------        -----------      ---------

  Net cash flow used in investing activities                           (24,029)           (18,923)       (42,952)
                                                                    -----------        ------------    ----------
  Cash flows from financing activities
Net proceeds from issuance of common stock                             376,029              79,640       455,669
Principal payments on obligations under capital leases                  (1,246)               (162)       (1,408)
Proceeds from issuance (repayment of) notes payable                   (250,000)            250,000             -
Debt issue costs                                                             -             (25,000)      (25,000)
Deferred offering costs                                                (65,320)            (43,500)     (108,820)
                                                                    -----------        ------------    ----------
  Net cash provided from financing activities                           59,463             260,978       320,441
                                                                    -----------        ------------    ----------
Net increase (decrease) in cash                                       (140,253)            160,395        20,142

 Cash and cash equivalents at beginning of period                      160,395                   -             -
                                                                    -----------        ------------    ----------
 Cash and cash equivalents at end of period                          $  20,142          $  160,395     $  20,142
                                                                    ===========        ============    ==========
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                           $   5,578          $       70     $   5,648
                                                                    ===========        ============    ==========
Supplemental schedule of noncash financing and investing activities
  Contributed property and equipment                                         -          $   18,290     $  18,290
                                                                    ===========        ============    ==========
  Capital lease obligations incurred                                         -          $   17,632     $  17,632
                                                                    ===========        ============    ==========
  Common stock issued for services related to initial public
   offering                                                                  -          $   14,875     $  14,875
                                                                    ===========        ============    ==========
  Deferred compensation                                              $ 300,000                   -     $ 300,000
                                                                    ===========        ============    ==========

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1

BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements of NetLive Communications, Inc. ("NetLive" or the "Company") as of March 31, 1996 and for the period from August 23, 1995 (date of inception) to March 31, 1996 and the notes thereto included in the Company's registration Statement on Form SB-2 (No. 333-4057). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. There have been no significant changes in accounting policy since March 31, 1996.

NOTE 2

PRIVATE PLACEMENT AND PUBLIC OFFERING

    During May, 1996, the Company completed a private placement offering of securities in which it issued 200,000 shares of common stock at an offering price of $2.50 per share with proceeds to the Company of approximately $376,000, which is net of approximately $124,000 of offering expenses. The company used a portion of the net proceeds to repay $250,000 of aggregate principal amount of notes payable and approximately $4,500 of interest. The Company recorded a charge to earnings of approximately $165,000 during the quarter ended June 30, 1996 in connection with the repayment of the notes payable.

    In August, 1996, the Company completed an initial public offering of 950,000 shares of its common stock at $5.50 per share and 730,000 common stock purchase warrants for $0.10 per warrant. The proceeds to the Company, net of underwriting commissions and offering expenses, were approximately $4.2 million.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)


NOTE 3

NET LOSS PER SHARE

The net loss per common share is calculated using the weighted average number of common shares outstanding during the period. For purposes of this calculation, shares of common stock issued prior to the filing of the registration statement relating to the initial public offering, and shares issuable upon exercise of all common stock purchase warrants and options outstanding, with exercise prices below the initial public offering price of $5.50, have been included in weighted average number of shares outstanding, since inception, using the treasury stock method.

NOTE 4

INCOME TAXES

No provision for income taxes has been made for the three months ended June 30, 1996 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at June 30 , 1996. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has a recorded a valuation allowance for the entire amount of the deferred tax asset at June 30, 1996.

NOTE 5

EMPLOYEE STOCK OPTIONS

The Company maintains a stock option plan to motivate and reward its employees, officers and directors. The Company issued 120,000 stock options to senior employees under the plan during the quarter ended June 30, 1996. During the quarter ended June 30, 1996, the Company recorded $300,000 as deferred compensation in connection with the issuance of 100,000 employee stock options, based on the difference between the fair market value of the common stock underlying the stock options at the time of issuance, and the exercise price of the stock options. During the quarter ended June 30, 1996, the Company also recorded a charge to earnings of approximately $12,500 to recognize amortization of the deferred compensation. The Company will amortize the deferred compensation recorded in connection with the issuance of the 100,000 employee stock options in the amount of approximately $25,000 each quarter over the next three fiscal years.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains, in addition to historical information, forward looking statements that involve risks and uncertainties. These forward looking statements include statements regarding the Company's growth and expansion plans and the sufficiency of the Company's liquidity and capital. Such statements are based on management's current expectations and are subject to a number of uncertainties and risks that could cause actual results to differ materially from those described in the forward-looking statements. Factors that may cause such a difference include, but are not limited to, those described under "Risk Factors" in the Company's prospectus dated August 12, 1996, issued in connection with the Company's Registration Statement on Form SB-2 (No. 333-4057).

OVERVIEW

NetLive is a development stage software and World Wide Web content development company. NetLive is developing several unique Web services to deliver one-on-one videoconferenced entertainment and professional services content directly to consumers' desk tops utilizing a proprietary video call center commerce system. NetLive plans to develop a computer services consulting business that is focused on implementing advanced software solutions for business that leverage the powerful qualities of the Internet and maximize a business's marketing and customer service capabilities.

The Company believes that significant ongoing investment in all areas of the business will continue to be critical to the success of NetLive. Specifically, the Company plans to continue increasing its operating expenses to fund greater levels of technology research and development and to develop its capabilities in the computer services consulting field.

The Company plans to commence test marketing of the Jeane Dixon PsychicNet pay-per-call telephone service, utilizing 900 telephone numbers, in the third fiscal quarter of 1997. The expansion of marketing and operation of this service will be based upon the results of the initial market tests.

Furthermore, the Company continues to seek strategic alliances and joint ventures that complement the Company's overall business strategy. Based on this strategy, the Company directs a significant percentage of its capital reserves towards operating expenses and towards non-operating expenses associated with business development, and anticipates continuing to do so for the near future. Net losses were $421,307 in the first quarter of fiscal 1997 as compared to $243,129 in the period from August 23, 1995 (date of inception) to March 31, 1996. Net loss per share in the first quarter of fiscal 1997 was $0.21 as compared to $0.16 in the period from August 23, 1995 (date of inception) to March 31, 1996.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to develop its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception through the quarter ended June 30, 1996. As of June
30, 1996, the Company had an accumulated deficit during the development stage of $971. There can be no assurance that the Company will achieve profitability.

Research and Development

Research and development expenses consist primarily of salaries to support product research and development. Research and development expenses in the first quarter of fiscal 1997 were primarily attributable to increased staffing costs. Management believes that research and development activities are the single most critical area for investment in the Company and, as a result, anticipates further increasing staff and making significant expenditures in an effort to achieve completion of the Company's video call center commerce system, as well as to develop new and enhanced products and services. This may cause research and development expenses to increase as a percentage of total expenses in future periods.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of expenses for sales and marketing activities, administration, office operations, finance and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses were $231,950 for the three months ended June 30, 1996, as compared to $237,940 for the period from August 23, 1995 (date of inception) to March 31, 1996.

The Company recorded deferred compensation of $300,000 for the difference between the grant price and the deemed fair value of the Company's common stock for stock options granted in the quarter ended June 30, 1996. Selling, general and administrative expense in the quarter ended June 30, 1996 include $12,500 of non-cash charges associated with the amortization of such deferred compensation. The Company will record additional charges of approximately $25,000 in each of the next twelve quarters in connection with the amortization of deferred compensation.

The Company anticipates that general and administrative expenses will increase substantially as the Company hires additional personnel and incurs additional costs related to being a public company, such as expenses related to directors' and officers' insurance, investor relations programs and increased professional fees. In addition, the Company anticipates continued increases in its infrastructure-related expenses, such as costs for facilities, telecommunications and management information systems.

Additionally, the Company anticipates further increasing the size of its sales and marketing staff and expects to incur significant increased expenditures for promotional and advertising activities.

Interest expense, net and financing costs

Interest expense, net and financing costs, consists of interest incurred on equipment financing, financing costs and debt, offset by interest earned on cash and cash equivalents. Interest expense, net and financing costs increased to $189,357 for the three months ended June 30, 1996 from $5,189 for the period from August 23, 1995 (date of inception) to March 31, 1996.

During the quarter ended June 30, 1996, the Company used a portion of the proceeds from a private placement to repay its outstanding notes payable in the aggregate principal amount of $250,000 plus interest of approximately $4,500. After repaying its outstanding debt, and together with the proceeds from the initial public offering, which the Company received in August, 1996, the Company expects to see an increase in interest income over prior periods.

Provision for Income Taxes

The Company has no provision for income taxes for this quarter ended June 30, 1996, since it incurred net losses.

Liquidity and Capital Resources

The Company's cash and cash equivalent balance was $20,142 at June 30, 1996, as compared to $160,395 at March 31, 1996. Net cash used in operations was $175,687 for the three months ended June 30, 1996, as compared to $81,660 used for operations for the period from August 23, 1995 (date of inception) to March 31, 1996. The increase in net cash used in operations was primarily attributable to the increased net loss stemming from expansion of operations.

Net cash used in investing activities was $24,029 for the three months ended June 30, 1996, as compared to $18,923 for the period from August 23, 1995 (date of inception) to March 31, 1996. Investing activities consisted primarily of purchases of property and equipment.

Net cash provided by financing activities was $59,463 for the three months ended June 30, 1996, as compared to $260,978 for the period from August 23, 1995 (date of inception) to March 31, 1996. This decrease resulted from repaying outstanding notes payable of $250,000 and incurring deferred offering costs in connection with the initial public offering. These uses of cash were financed mainly by the sale, in May, 1996, of 200,000 shares of common stock in a private placement which generated proceeds of $376,000, net of offering expenses.

The Company completed an initial public offering in August, 1996 and received gross proceeds totaling approximately $5.3 million. The Company estimates that it has incurred approximately $1.1 million in initial public offering expenses that will be paid out of the proceeds.

Assuming that there is no significant change in the Company's business, the Company believes that existing cash balances and proceeds from the initial public offering will be sufficient to meet its working capital requirements for at least the next twelve months.


PART II.      OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:
              None.

         (b)  Reports on Form 8-K:
              None

ITEMS 1, 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NETLIVE COMMUNICATIONS, INC.


Date:  September 26, 1996                    By:/s/  LAURENCE M. ROSEN
______________________                       _________________________________
                                             Laurence M. Rosen
                                             Chief Executive Officer, President
                                              and Treasurer
                                             (Principal Financial Officer)