Form 10QSB
period 1996-09-30
NETLIVE COMMUNICATIONS INC
filed 1996-11-14
CIK 1013277

SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC

                                  FORM 10-QSB


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---     EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996
                                --------------
                                      or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

       For the transition period from _____________ to ________________

                        Commission file number 0-28728

                         NETLIVE COMMUNICATIONS, INC.
            (exact name of registrant as specified in its charter)

             Delaware                                 13-3848652
            ------------                          -----------------
     (State of other jurisdiction                (IRS Employer ID No.)
    of incorporation of organization)


                       584 Broadway, New York, NY 10012
              --------------------------------------------------
                   (Address of principal executive offices)

                                (212) 343-7082
                              -------------------
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No __

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding at November 14, 1996
           -------                     -----------------------------------
  Common Stock, $0.0001 par value                   2,650,000

                         NETLIVE COMMUNICATIONS, INC.
                         (a development stage company)

                                     INDEX





                                                                                               Page Number
                                                                                             -----------------
PART I:   FINANCIAL INFORMATION

  Item 1.    Financial Statements

    Balance Sheet as of September 30, 1996 (unaudited)
    and as of  March 31, 1996                                                                        3

    Statement of Operations for the three and six month periods ended
    September 30, 1996 (unaudited), and the period from August 23, 1995
    (inception) to March 31, 1996 and the period from August 23, 1995
    (inception) to September 30, 1996 (unaudited)                                                    4

    Statement of Cash Flows for the six months ended September 30, 1996
    (unaudited), the period from August 23, 1995 (inception) to September 30,
    1995 (unaudited), the period from August 23, 1995 (inception) to March 31,
    1996, the period from August 23, 1995 (inception) to September 30, 1996
    (unaudited).                                                                                     5

    Notes to Financial Statements (unaudited)                                                        6-7


  Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                                                8-10

PART II

Item 6.     Exhibits and Reports on Form 8-K                                                         11

            Signatures                                                                               11





PART I:   FINANCIAL INFORMATION

ITEM 1. Financial  Statements
NETLIVE  COMMUNICATIONS, INC.
(a development stage company)
Balance Sheet


                                                                                  September 30,1996                March 31, 1996
                                                                                  -----------------                --------------
                                                                                     (unaudited)

ASSETS
  Current Assets
           Cash & cash equivalents                                                      $3,970,776                      $160,395
           Prepaid expenses and other current assets                                       111,371                         1,771
                                                                                     -------------                    -----------
               TOTAL  CURRENT  ASSETS                                                    4,082,147                       162,166

           Property  and Equipment, net                                                     60,766                        46,001
           Deferred income tax asset, net of valuation
           allowance                                                                             -                             -
           Debt Issue Costs                                                                      -                        24,479
           Deferred Offering Costs                                                               -                        43,500
           Other Assets                                                                     65,420                         6,292
                                                                                      ------------                      ---------
                TOTAL  ASSETS                                                           $4,208,333                      $282,438
                                                                                      ============                      =========

LIABILITIES  AND  STOCKHOLDERS' EQUITY
  Current Liabilities
           Accounts payable & accrued expenses                                            $130,967                      $144,813
           Notes Payable                                                                         -                        88,348
           Current Portion of obligations under capital leases                               5,533                         5,190
                                                                                       -----------                      --------
                TOTAL  CURRENT  LIABILITIES                                                136,500                       238,351

           Obligations under capital leases, net of current portion                          9,409                        12,280
                                                                                       -----------                      --------
                TOTAL  LIABILITIES                                                         145,909                       250,631
                                                                                       -----------                      --------

STOCKHOLDERS' EQUITY
           Preferred stock--$.0001 par value; authorized  1,000,000
           shares, none issued                                                                   -                             -
           Common Stock--$.0001 par  value: authorized 19,000,000
           shares, issued and outstanding 2,650,000 and
           1,500,000 shares, respectively                                                      265                           150
           Additional paid-in capital                                                    5,268,228                       289,661
           Deficit accumulated during development stage                                   (943,569)                     (243,129)
           Deferred offering Costs relating to common stock
           issued for services related to intended IPO                                           -                       (14,875)
           Deferred Compensation                                                          (262,500)                             -
                                                                                       -----------                      --------
               TOTAL  STOCKHOLDERS'  EQUITY                                              4,062,424                         31,807
                                                                                       -----------                      ---------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                                          $4,208,333                       $282,438
                                                                                       ===========                      =========


The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Operations



                                                                                                 Period from         Period from
                                                        Three months          Six months        August 23,1995     August 23,1995
                                                            ended               ended          (inception) to     (inception) to
                                                    September 30, 1996   September 30, 1996     March 31, 1996  September 30, 1996
                                                    ------------------   ------------------    ---------------  -------------------
                                                        (unaudited)           (unaudited)                            (unaudited)
Selling, general & administrative expenses:
Salaries                                                   $99,077              $192,176         $160,714            $352,890
Research and development                                    68,850               133,980                -             133,980
Professional fees                                           38,235                61,909           27,812              89,721
Rent                                                        11,813                22,849            9,724              32,573
Depreciation & amortization                                  6,431                11,611            4,727              16,338
Interest (income) expense, net and financing costs
(Note 2)                                                   (19,425)              169,932            5,189             175,121
Other                                                       74,152               107,983           34,963             142,946
                                                           -------              --------          -------             -------
Net loss                                                  $279,133              $700,440         $243,129            $943,569
                                                           =======              ========         ========            =========

Net loss per common share                                 $  (0.11)             $  (0.30)        $ (0.16)
                                                           =======             =========        =========
Weighted average number of common shares
outstanding                                              2,646,563             2,348,292        1,543,385
                                                         =========             =========        =========


The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Cash Flows

                                                                               Period from       Period from       Period from
                                                                Six           August 23, 1995   August 23, 1995   August 23, 1995
                                                            months ended      (inception) to    (inception) to     (inception) to
                                                         September 30, 1996  September 30, 1995  March 31, 1996  September 30, 1996
                                                         ------------------  ------------------  --------------  ------------------
                                                            (unaudited)         (unaudited)                          (unaudited)
Cash flows from operating activities
Net Loss                                                    $ (700,440)                    -      $(243,129)         $ (943,569)

Adjustments to reconcile net loss to net cash used in
operating activities:
Expenses paid by stockholders, contributed to Company                -                     -         12,006              12,006
Amortization of deferred compensation expense                   37,500                     -              -              37,500
Amortization of debt issue costs and discount on
notes payable                                                  186,131                     -          3,869             190,000
Depreciation and amortization                                   11,611                     -          4,727              16,338

  Changes in operating assets and liabilities
Increase in prepaid expenses and other current assets         (109,600)              $(3,266)        (1,771)           (111,371)
Increase other assets                                          (57,500)                    -         (2,175)            (59,675)
Increase (decrease) in accounts payable and accrued
expenses                                                       (13,846)                    -        144,813             130,967
                                                               --------             --------        -------             -------
Net cash flow used in operating activities                    (646,144)              (3,266)        (81,660)           (727,804)
                                                              ---------             --------       --------            ---------

  Cash flows from investing activities
Purchase of property and equipment                             (26,084)                   -         (14,703)            (40,787)
Acquisition of intangibles                                      (1,920)                   -          (4,220)             (6,140)
                                                               --------              -------        -------             --------

  Net cash flow used in investing activities                   (28,004)                   -         (18,923)            (46,927)
                                                               -------               -------        -------             -------
  Cash flows from financing activities
Net proceeds from issuance of common stock                   4,737,057                 6,750         79,640           4,816,697
Principal payments on obligations under capital leases          (2,528)                   -            (162)             (2,690)
Proceeds from issuance (repayment of) notes payable           (250,000)                   -         250,000                   -
Debt issue costs                                                     -                    -         (25,000)            (25,000)
Deferred offering costs                                              -                    -         (43,500)            (43,500)
                                                               -------               -------        -------             -------
  Net cash provided from financing activities                4,484,529                 6,750        260,978           4,745,507
                                                               -------               -------        -------             -------
  Net increase in cash                                       3,810,381                 3,484        160,395           3,970,776

  Cash and cash equivalents at beginning of period             160,395                     -              -                   -
                                                               -------               -------        -------             -------
Cash and cash equivalents at end of period                  $3,970,776                $3,484       $160,395          $3,970,779
                                                            ==========               =======       ========          ==========
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                      $7,155                $3,484            $70              $7,225
                                                            ==========               =======       ========          ==========

Supplemental schedule of noncash financing and
investing activities
  Contributed property and equipment                                 -                    -         $18,290             $18,290
                                                            ==========               =======       ========          ==========
  Capital lease obligations incurred                                 -                    -         $17,632             $17,632
                                                            ==========               =======       ========          ==========
  Common stock issued for services related to
  initial public offering                                            -                    -         $14,875             $14,875
                                                            ==========               =======       ========          ==========
  Deferred compensation                                       $300,000                    -              -             $300,000
                                                            ==========               =======       ========          ==========



The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1

BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements of NetLive Communications, Inc. ("NetLive" or the "Company") as of March 31, 1996 and for the period from August 23, 1995 (date of inception) to March 31, 1996 and the notes thereto included in the Company's registration Statement on Form SB-2 (No. 333-4057). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. There have been no significant changes of accounting policy since March 31, 1996. The Company had no revenue or expenses during the period from August 23,1995 (date of inception) to September 30, 1995, accordingly, no statement of operations has been presented for this period.

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

    In August 1996, the Company completed an initial public offering of 950,000 shares of its common stock at $5.50 per share and 730,000 common stock purchase warrants for $0.10 per warrant. The net proceeds to the Company, after deducting underwriting commissions and expenses of the offering of approximately $1.1 million, were approximately $4.2 million. Additionally, the Company received net proceeds of approximately $9,500 from the issuance of common stock purchase warrants and the underwriters warrant pursuant to an over-allotment option.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

NOTE 3

NET LOSS PER COMMON SHARE

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

NOTE 4

INCOME TAXES

No provision for income taxes has been made for the three and six month periods ended September 30, 1996 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at September 30, 1996. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at September 30, 1996.

NOTE 5

EMPLOYEE STOCK OPTIONS

The Company maintains a stock option plan to motivate and reward its employees, officers and directors. The Company issued 20,000 stock options to an employee under the plan during the quarter ended September 30, 1996 at $5.50 per share, the fair market value at date of issuance. The Company subsequently canceled these options in October of 1996. In May, 1996, in connection with an employment agreement, the Company issued options to purchase 100,000 shares of common stock to an employee. In connection with the issuance of the options, the Company recorded deferred compensation of $300,000 to reflect the difference between the fair market price of the stock and the exercise price of the options at the date of issuance. The deferred compensation will be amortized over three years, the term of the employment agreement. During the three and six month periods ended September 30, 1996, the Company recorded a charge to earnings of $25,000 and $37,500, respectively, for amortization of deferred compensation.

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

OVERVIEW

NetLive is a development stage software and World Wide Web content development company. NetLive is developing several unique Web services to deliver one-on-one videoconferenced entertainment and professional services content directly to consumers' desk tops utilizing a proprietary video call center commerce system. NetLive plans to develop strategically related Internet businesses focused on implementing advanced software solutions for business that leverage the powerful qualities of the Internet and maximize a business's marketing and customer service capabilities.

The Company believes that significant ongoing investment in all areas of the business will continue to be critical to the success of NetLive. Specifically, the Company plans to continue increasing its operating expenses to fund greater levels of technology research and development, and to develop its capabilities in the computer services consulting field.

The Company plans to commence test marketing the Jeane Dixon PsychicNet pay-per-call telephone service, utilizing 900 telephone numbers, in the third fiscal quarter of 1997. The expansion of marketing and operation of this service will be based upon the results of the initial market tests.

Furthermore, the Company continues to seek strategic alliances and joint ventures that complement the Company's overall business strategy. Based on this strategy, the Company directs a significant percentage of its capital reserves towards operating expenses and towards non-operating expenses associated with business development, and anticipates continuing to do so for the near future. Net losses were $700,440 during the six months ended September 30, 1996, as compared to $243,129 during the period from August 23, 1995 (date of inception) to March 31, 1996. Net losses were $279,133 during the quarter ended September 30, 1996, as compared to $421,307 during the quarter ended June 30, 1996. Net loss per share during the six months ended September 30, 1996 was $0.30 as compared to $0.16 during the period from August 23, 1995 (date of inception) to March 31, 1996. Net loss per share during the second quarter of fiscal 1997 was $0.11 as compared to $0.21 during the first quarter of fiscal 1997.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to develop its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception through the quarter ended September 30, 1996. As of September 30, 1996, the Company had an accumulated deficit during the development stage of $943,569. There can be no assurance that the Company will achieve profitability.

Research and Development

Research and development expenses consist primarily of salaries to support product research and development. Research and development expenses in the six months ended September 30, 1996 increased in absolute dollars as compared to the period from August 23, 1995 (date of inception) to March 31, 1996. In addition, research and development expenses in the second quarter of fiscal 1997 increased in absolute dollars as compared to the first quarter of fiscal 1997. The dollar increases in the latter periods were primarily attributable to increased staffing costs. Management believes that research and development activities are the single most critical area for investment in the Company and, as a result, anticipates further increasing staff and making significant expenditures in an effort to achieve completion of the Company's video call center commerce system, as well as to develop new and enhanced products and services. This may cause research and development expenses to increase as a percentage of total expenses in future periods.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of expenses for sales and marketing activities, administration, office operations, finance and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses were $530,508 for the six months ended September 30, 1996, as compared to $237,940 for the period from August 23, 1995 (date of inception) to March 31, 1996. In addition, selling, general and administrative expenses were $298,558 for the second quarter of fiscal 1997, as compared to $231,950 for the first quarter of fiscal 1997.

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

Interest expense (income), net and financing costs

Interest expense (income), net and financing costs, consists of interest incurred on equipment financing, financing costs and debt, offset by interest earned on cash and cash equivalents. In connection with the Company's initial public offering and the May 1996 private placement, interest expense (income), net and financing costs was $169,932 for the six months ended September 30, 1996 as compared to $5,189 for the period from August 23, 1995 (date of inception) to March 31, 1996. However, interest expense (income), net and financing costs changed to interest income, net of $19,425 for the three months ended September 30, 1996 as compared to interest expense, net of $189,357 for the first quarter of fiscal 1997, reflecting interest earned on the proceeds from the initial public offering.

During the quarter ended September 30, 1996, the Company received net proceeds from the initial public offering in August of 1996, of approximately $4.2 million.

Provision for Income Taxes

The Company has no provision for income taxes for the three and six month periods ended September 30, 1996, since it incurred net losses.

Liquidity and Capital Resources

The Company's cash and cash equivalent balance was $3,970,776 at September 30, 1996, as compared to $20,142 at June 30, 1996 and as compared to $160,395 at March 31, 1996. Net cash used in operations was $646,144 for the six months ended September 30, 1996, as compared to $81,660 used in operations for the period from August 23, 1995 (date of inception) to March 31, 1996. The increase in net cash used in operations from period to period was primarily attributable to the increased net losses stemming from continued expansion of operations.

Net cash used in investing activities was $28,004 for the six months ended September 30, 1996, as compared to $18,923 for the period from August 23, 1995 (date of inception) to March 31, 1996. Investing activities consisted primarily of purchases of property and equipment.

Net cash provided by financing activities was $4,484,529 for the six months ended September 30, 1996, as compared to $260,978 for the period from August 23, 1995 (date of inception) to March 31, 1996.

The increase in net cash from financing activities resulted primarily from receipt of the proceeds of the initial public offering in August of 1996. The uses of cash during the six months ended September 30, 1996, were financed mainly by the sale in August of 1996, of 950,000 shares of common stock and 730,000 warrants to purchase common stock which resulted in proceeds of $4.2 million, net of offering expenses, as well as the sale, in May, 1996, of 200,000 shares of common stock in a private placement which resulted in proceeds of $376,000, net of offering expenses.

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


                         NETLIVE COMMUNICATIONS, INC.


Date:  November 14, 1996               By:/s/  LAURENCE M. ROSEN
------------------------               ----------------------------------------
                                       Laurence M. Rosen
                                       Chief Executive Officer,
                                       President and Treasurer
                                       (Principal Financial Officer)