Form 10QSB
period 1996-12-31
NETLIVE COMMUNICATIONS INC
filed 1997-02-14
CIK 1013277

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                  FORM 10-QSB


 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                 --------------

                                       or

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

                         Commission file number 0-28728

                          NETLIVE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

                Delaware                             13-3848652
           ----------------                      ---------------------
     (State or other jurisdiction                (IRS Employer ID No.)
    of incorporation of organization)


                        584 Broadway, New York, NY 10012
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 343-7082
                              -------------------
             (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at February 14, 1997
           -------                         --------------------------------
  Common Stock, $0.0001 par value                      2,650,000

                          NETLIVE COMMUNICATIONS, INC.
                         (a development stage company)

                                     INDEX





                                                                       Page Number
                                                                       -----------
PART I:   FINANCIAL INFORMATION

  Item 1. Financial Statements

    Balance Sheet as of December 31, 1996 (unaudited)
    and as of  March 31, 1996                                               1

    Statement of Operations for the three and nine month periods ended
    December 31, 1996 (unaudited), the three month period ended
    December 31, 1995, the period from August 23, 1995(inception) to
    March 31, 1996 and the period from August 23, 1995(inception) to
    December 31, 1996 (unaudited)                                           2

    Statement of Cash Flows for the nine month period ended December
    31, 1996 (unaudited), the period from August 23, 1995 (inception)
    to December 31, 1995 (unaudited), the period from August 23, 1995
    (inception) to March 31,1996 and the period from August 23, 1995
    (inception) to December 31, 1996 (unaudited).                           3


    Notes to Financial Statements (unaudited)                             4-5


  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             6-8

PART II:  OTHER INFORMATION

Item 5.   Other Information                                                 9

Item 6.   Exhibits and Reports on Form 8-K                                  9

          Signatures                                                        9


PART I:   FINANCIAL INFORMATION



ITEM 1. Financial  Statements
NETLIVE  COMMUNICATIONS, INC.
(a development stage company)
Balance Sheet


                                                                     December 31,1996     March 31, 1996
                                                                     ----------------     --------------
                                                                        (unaudited)
ASSETS
  Current Assets
       Cash & cash equivalents                                            $3,578,063           $160,395
       Prepaid expenses and other current assets                              82,158              1,771
                                                                     ----------------     --------------
          TOTAL  CURRENT  ASSETS                                           3,660,221            162,166

       Property  and Equipment, net                                           83,535             46,001
       Deferred income tax asset, net of valuation
       allowance                                                                   -                  -
       Debt Issue Costs                                                            -             24,479
       Deferred Offering Costs                                                     -             43,500
       Other Assets                                                           57,766              6,292
                                                                     ----------------     --------------
          TOTAL  ASSETS                                                   $3,801,522           $282,438
                                                                     ================     ==============

LIABILITIES  AND  STOCKHOLDERS' EQUITY
  Current Liabilities
       Accounts payable & accrued expenses                                  $118,718           $144,813
       Notes Payable                                                               -             88,348
       Current Portion of obligations under capital leases                         -              5,190
                                                                     ----------------     --------------
          TOTAL  CURRENT  LIABILITIES                                        118,718            238,351

       Obligations under capital leases, net of current portion                    -             12,280
                                                                     ----------------     --------------
          TOTAL  LIABILITIES                                                 118,718            250,631
                                                                     ----------------     --------------

STOCKHOLDERS' EQUITY
       Preferred stock--$.0001 par value; authorized 1,000,000
       shares, none issued                                                         -                  -
       Common Stock--$.0001 par  value: authorized 19,000,000
       shares, issued and outstanding 2,650,000 and
       1,500,000 shares, respectively                                            265                150
       Additional paid-in capital                                          5,268,228            289,661
       Deficit accumulated during development stage                       (1,348,189)          (243,129)
       Deferred offering Costs relating to common stock
       issued for services related to intended IPO                                 -            (14,875)
       Deferred Compensation                                                (237,500)                 -
                                                                     ----------------     --------------
          TOTAL  STOCKHOLDERS'  EQUITY                                     3,682,804             31,807
                                                                     ----------------     --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $3,801,522           $282,438
                                                                     ================     ==============


The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Operations




                                                                                                  Period from        Period from
                                        Three months        Three months        Nine months      August 23,1995     August 23,1995
                                           ended               ended              ended          (inception) to     (inception) to
                                     December 31, 1996   December 31, 1995   December 31, 1996   March 31, 1996   December 31, 1996
                                     -----------------   -----------------   -----------------   --------------   -----------------
                                        (unaudited)         (unaudited)         (unaudited)                         (unaudited)
Selling, general & administrative
  expenses:

Salaries                                    $105,110            $63,901          $297,286            $160,714           $458,000
Research and development                      73,042                  -           207,022                   -            207,022
Professional fees                             56,258              4,571           118,167              27,812            145,979
Rent                                          12,335                900            35,184               9,724             44,908
Depreciation & amortization                    6,929                  -            18,540               4,727             23,267
Interest (income) expense, net
 and financing costs (Note 2)                (50,904)                 -           119,028               5,189            124,217
Other                                        201,850              9,055           309,833              34,963            344,796
                                           ----------           --------       -----------          ----------        ----------
Net loss                                    $404,620            $90,317        $1,105,060            $243,129         $1,348,189
                                           ==========           ========       ===========          ==========        ==========

Net loss per common share                   $  (0.13)           $ (0.10)       $    (0.43)           $  (0.16)
                                           ==========           ========       ===========          ==========
Weighted average number of common
 shares outstanding                        3,080,259            898,033         2,593,168           1,543,385
                                           ==========           ========       ===========          ==========

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Cash Flows

                                                                               Period from         Period from       Period from
                                                                Nine          August 23, 1995    August 23, 1995    August 23,1995
                                                            months ended      (inception) to     (inception) to     (inception) to
                                                         December 31, 1996   December 31, 1995   March 31, 1996    December 31,1996
                                                         -----------------   -----------------   ---------------   ----------------
                                                           (unaudited)           (unaudited)                          (unaudited)
Cash flows from operating activities
Net Loss                                                     $(1,105,060)         $ (90,317)        $ (243,129)       $(1,348,189)

Adjustments to reconcile net loss to net cash used in
 operating activities:
Expenses paid by stockholders, contributed to Company                  -             12,006             12,006             12,006
Amortization of deferred compensation expense                     62,500                  -                  -             62,500
Amortization of debt issue costs and discount on
notes payable                                                    186,131                  -              3,869            190,000
Depreciation and amortization                                     18,540                  -              4,727             23,267

  Changes in operating assets and liabilities
Increase in prepaid expenses and other current assets            (80,387)                 -             (1,771)           (82,158)
Increase other assets                                            (50,000)            (2,175)            (2,175)           (52,175)
Increase (decrease) in accounts payable and accrued
expenses                                                         (26,095)            60,417            144,813            118,718
                                                             ------------         ----------        -----------       ------------
Net cash flow used in operating activities                      (994,371)           (20,069)           (81,660)        (1,076,031)
                                                             ------------         ----------        -----------       ------------

  Cash flows from investing activities
Purchase of property and equipment                               (55,628)            (2,775)           (14,703)           (70,331)
Acquisition of intangibles                                        (1,920)                 -             (4,220)            (6,140)
                                                             ------------         ----------        -----------       ------------
  Net cash flow used in investing activities                     (57,548)            (2,775)           (18,923)           (76,471)
                                                             ------------         ----------        -----------       ------------
  Cash flows from financing activities
Net proceeds from issuance of common stock                     4,737,057             29,640             79,640          4,816,697
Principal payments on obligations under capital leases           (17,470)                 -               (162)           (17,632)
Proceeds from issuance (repayment of) notes payable             (250,000)                 -            250,000                  -
Debt issue costs                                                       -                  -            (25,000)           (25,000)
Deferred offering costs                                                -                  -            (43,500)           (43,500)
                                                             ------------         ----------        -----------       ------------
  Net cash provided from financing activities                  4,469,587             29,640            260,978          4,730,565
                                                             ------------         ----------        -----------       ------------
  Net increase in cash                                         3,417,668              6,796            160,395          3,578,063

  Cash and cash equivalents at beginning of period               160,395                  -                  -                  -
                                                             ------------         ----------        -----------       ------------
Cash and cash equivalents at end of period                    $3,578,063             $6,796           $160,395         $3,578,063
                                                             ============         ==========        ===========       ============
Supplemental disclosure of cash flow information
  Cash paid during the period for interest                        $7,155                  -                $70             $7,225
                                                             ============         ==========        ===========       ============

Supplemental schedule of noncash financing and
investing activities
  Contributed property and equipment                                   -            $18,290            $18,290            $18,290
                                                             ============         ==========        ===========       ============
  Capital lease obligations incurred                                   -                  -            $17,632            $17,632
                                                             ============         ==========        ===========       ============
  Common stock issued for services related to
  initial public offering                                              -                  -            $14,875            $14,875
                                                             ============         ==========        ===========       ============
  Deferred compensation                                         $300,000                  -                  -           $300,000
                                                             ============         ==========        ===========       ============

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

   The company had no revenue or expenses during the period from August 23, 1995 (date of inception) to September 30, 1995, accordingly, a statement of operations for the period from August 23, 1995 (date of inception) to December 31, 1995 has not been presented.

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

NOTE 4

INCOME TAXES

No provision for income taxes has been made for the three and nine month periods ended December 31, 1996 as the Company has net operating losses. These net operating losses have resulted in a deferred tax asset at December 31, 1996. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at December 31, 1996.

NOTE 5

EMPLOYEE STOCK OPTIONS

The Company maintains a stock option plan to motivate and reward its employees, officers and directors. During the quarter ended December 31, 1996, the Company issued stock options to purchase 75,000 shares of common stock to an employee at $4.81 per share, the fair market value at date of issuance. Additionally, stock options to purchase 59,444 shares of common stock were canceled during the quarter ended December 31,1996.

In May, 1996, in connection with an employment agreement, the Company issued options to purchase 100,000 shares of common stock to an employee. In connection with the issuance of the options, the Company recorded deferred compensation of $300,000 to reflect the difference between the fair market price of the stock and the exercise price of the options at the date of issuance. The deferred compensation is being amortized over three years, the term of the employment agreement. During the three and nine month periods ended December 31, 1996, the Company recorded a charge to earnings of $25,000 and $62,500, respectively, for amortization of deferred compensation.

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

The Company commenced test marketing the Jeane Dixon pay-per-call telephone service, utilizing 900 telephone numbers, in December of 1996. The timing, and degree to which, the Company will make further investment in marketing the Jeane Dixon 900 telephone number pay-per-call service will be determined by results of the initial market tests. The results of these tests, as well as the likelihood of success of the Company's planned videoconferenced psychic service, Jeane Dixon's PsychicNet, may be adversely affected by the death of Mrs. Dixon on January 27, 1997. The Company is exploring the possibility of affiliating with an entity created by the estate of Mrs. Dixon to continue marketing the 900 telephone number and videoconferenced Internet service under the auspices of Jeane Dixon. The Company is also considering marketing an unbranded videoconferenced psychic service, or branding such service with the name of another well known individual, in addition to, or in lieu of, Jeane Dixon's PsychicNet.

Furthermore, the Company continues to seek strategic alliances and joint ventures that complement the Company's overall business strategy. Based on this strategy, the Company directs a significant percentage of its capital reserves towards operating expenses and towards non-operating expenses associated with business development, and anticipates continuing to do so for the near future. Net losses were $1,105,060 during the nine months ended December 31, 1996, as compared to $243,129 during the period from August 23, 1995 (date of inception) to March 31, 1996. Net losses were $404,620 during the quarter ended December 31, 1996, as compared to $90,317 during the quarter ended December 31, 1995. Net loss per share during the nine months ended December 31, 1996 was $0.43 Net loss per share during the third quarter of fiscal 1997 was $0.13 as compared to $0.10 during the third quarter of fiscal 1996.

During the quarter ended December 31,1996, the Company created two new officer positions: Vice President of Technology and Vice President of Business Development. The Company appointed Vladislav Rysin to the former and Andrew Schwartz to the latter. In addition, Andrew Schwartz was appointed during the fiscal quarter to the position of Secretary of the Company to replace Michael Kharitonov, who resigned from that position but remains as Chairman of the Company's Board.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified persons, and continue to develop its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception through the quarter ended December 31, 1996. As of December 31, 1996, the Company had an accumulated deficit during the development stage of $1,348,189. There can be no assurance that the Company will achieve profitability.

Research and Development

Research and development expenses consist primarily of salaries to support product research and development. Research and development expenses in the nine months ended December 31, 1996 increased in absolute dollars as compared to the period from August 23, 1995 (date of inception) to March 31, 1996. In addition, research and development expenses in the third quarter of fiscal 1997 increased in absolute dollars as compared to the third quarter of fiscal 1996. The dollar increases in the later periods were primarily attributable to increased staffing costs. Management believes that research and development activities are the single most critical area for investment in the Company and, as a result, anticipates further increasing staff and making significant expenditures in an effort to achieve completion of the Company's video call center commerce system, as well as to develop new and enhanced products and services. This may cause research and development expenses to increase as a percentage of total expenses in future periods.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of expenses for sales and marketing activities, royalties, administration, office operations, finance and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses were $986,032 for the nine months ended December 31, 1996, as compared to $237,940 for the period from August 23, 1995 (date of inception) to March 31, 1996. In addition, selling, general and administrative expenses were $455,524 for the third quarter of fiscal 1997, as compared to $90,317 for the third quarter of fiscal 1996.

The Company anticipates that general and administrative expenses will increase substantially as the Company hires additional personnel. In addition, the Company anticipates continued increases in its infrastructure-related expenses, such as costs for facilities, telecommunications and management information systems. Additionally, the Company anticipates further increasing the size of its sales and marketing staff and expects to incur significant increased expenditures for promotional and advertising activities.

Interest expense (income), net and financing costs

Interest expense (income), net and financing costs, consists of interest incurred on equipment financing, financing costs and debt, offset by interest earned on cash and cash equivalents.

In connection with the Company's initial public offering and the May 1996 private placement, interest expense (income), net and financing costs were $119,028 for the nine months ended December 31, 1996 as compared to $5,189 for the period from August 23, 1995 (date of inception) to March 31, 1996. However, interest expense (income), net and financing costs changed to interest income, net of $50,904 for the third quarter of fiscal 1997, reflecting interest earned on the proceeds from the initial public offering.

Provision for Income Taxes

The Company has no provision for income taxes for the three and nine month periods ended December 31, 1996 since it incurred net losses.

Liquidity and Capital Resources

The Company's cash and cash equivalent aggregated $3,578,063 at December 31, 1996, as compared to $160,395 at March 31, 1996. Net cash used in operations was $994,371 for the nine months ended December 31, 1996, as compared to $20,069 used in operations for the period from August 23, 1995 (date of inception) to December 31, 1995. The increase in net cash used in operations from period to period was primarily attributable to the increased net loss stemming from continued expansion of operations.

Net cash used in investing activities was $57,548 for the nine months ended December 31, 1996, as compared to $2,775 for the period from August 23, 1995 (date of inception) to December 31, 1995. Investing activities consisted primarily of purchases of property and equipment.

Net cash provided by financing activities was $4,469,587 for the nine months ended December 31, 1996, as compared to $29,640 for the period from August 23, 1995 (date of inception) to December 31, 1995. The increase in net cash from financing activities resulted primarily from receipt of the proceeds of the initial public offering in August of 1996. The uses of cash during the nine months ended December 31, 1996, were financed mainly by the sale in August of 1996, of 950,000 shares of common stock and 730,000 warrants to purchase common stock which resulted in proceeds of $4.2 million, net of offering expenses, as well as the sale, in May, 1996, of 200,000 shares of common stock in a private placement which resulted in proceeds of $376,000, net of offering expenses.

Assuming that there is no significant change in the Company's business, the Company believes that existing cash balances and proceeds from the initial public offering will be sufficient to meet its working capital requirements for at least the next twelve months.

PART II.      OTHER INFORMATION


ITEM 5.       OTHER INFORMATION

In January of 1997, the Company received from The Zodiac Group Inc. ("Zodiac") an unsolicited offer to merge the two companies. While very preliminary discussions between the two companies have taken place, no substantive negotiations were held, in part, because Zodiac failed to cooperate with NetLive's requests for information. NetLive had not been considering any similar proposals and the transaction proposed by Zodiac is a significant departure from the strategy contemplated by NetLive's business plan. After considering the proposed departure, and in light of Zodiac's lack of cooperation and other factors, NetLive's Board of Directors has determined that a merger with Zodiac is not in the best interests of NetLive or its stockholders. NetLive's Board of Directors has, therefore, terminated all negotiations with Zodiac. On February 10, 1997 the Company issued a press release confirming the foregoing.


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:
              None.

         (b)  Reports on Form 8-K:

              A Form 8-K was filed by the Company on January 28, 1997. This Form disclosed the amendment to Article II, Section 7 of the Company's by-laws, which modified the procedure relating to action by written consent of the stockholders. Such amendment was adopted by the Company's Board of Directors on January 13, 1997.

ITEMS 1, 2, 3, AND 4 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NETLIVE COMMUNICATIONS, INC.


Date:  February 14, 1996               By: /s/  LAURENCE M. ROSEN
     --------------------                  -------------------------------
                                                Laurence M. Rosen
                                                Chief Executive Officer,
                                                President and Treasurer
                                                (Principal Financial Officer)