Form 10QSB/A
period 1996-06-30
NETLIVE COMMUNICATIONS INC
filed 1997-02-21
CIK 1013277

                      SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC

                                FORM 10-QSB/A


              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934



                 For the quarterly period ended June 30, 1996
                                --------------
                                      or


      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


       For the transition period from _____________ to ________________


                        Commission file number 0-28728

                         NETLIVE COMMUNICATIONS, INC.
------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)

              Delaware                                         13-3848652
   ---------------------------                    -----------------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                            Outstanding at February 20, 1997
           -------                       --------------------------------------
  Common Stock, $0.0001 par value                    2,650,000

                         NETLIVE COMMUNICATIONS, INC.
                         (a development stage company)

                                     INDEX





                                                                   Page Number
                                                                   -----------

PART I:   FINANCIAL INFORMATION                                         3

PART II:  OTHER INFORMATION                                             3

           Signatures                                                   3

PART I: FINANCIAL INFORMATION


ITEMS 1 AND 2 - RESPONSES TO THESE ITEMS HAVE BEEN
PREVIOUSLY PROVIDED AND THEREFORE HAVE BEEN OMITTED
HEREIN


PART II.      OTHER INFORMATION


ITEMS 1, 2, 3, 4, 5 AND 6 - RESPONSES TO THESE ITEMS HAVE
BEEN PREVIOUSLY PROVIDED AND THEREFORE HAVE BEEN
OMITTED HEREIN


                                      SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         NETLIVE COMMUNICATIONS, INC.


Date:  February 20, 1996               By:/s/  LAURENCE M. ROSEN
-----------------------------          -------------------------------------
                                               Laurence M. Rosen
                                               Chief Executive Officer,
                                               President and Treasurer
                                               (Principal Financial Officer)

                         NETLIVE COMMUNICATIONS, INC.
                         (a development stage company)



                               INDEX TO EXHIBITS

EXHIBIT                                                   Page Number
-------                                                   -----------

EX-27 - ARTICLE 5 FINANCIAL DATA SCHEDULE                      5