Form 10QSB/A
period 1996-09-30
NETLIVE COMMUNICATIONS INC
filed 1997-02-21
CIK 1013277

                      SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC

                                FORM 10-QSB/A


              X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             ---
                  OF THE SECURITIES AND EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1996
                                --------------
                                      or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934


       For the transition period from _____________ to ________________


                        Commission file number 0-28728

                         NETLIVE COMMUNICATIONS, INC.
------------------------------------------------------------------------------
            (exact name of registrant as specified in its charter)


             Delaware                                13-3848652
         ----------------                     --------------------------
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at February 20, 1997
           -------                          ----------------------------------
  Common Stock, $0.0001 par value                       2,650,000

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


                         NETLIVE COMMUNICATIONS, INC.


Date:  February 20, 1996               By:/s/  LAURENCE M. ROSEN
------------------------             ----------------------------------------
                                               Laurence M. Rosen
                                               Chief Executive Officer,
                                               President and Treasurer
                                               (Principal Financial Officer)

                         NETLIVE COMMUNICATIONS, INC.
                         (a development stage company)




                           INDEX TO EXHIBITS

EXHIBIT                                                       Page Number
-------------                                                 -----------

EX-27 - ARTICLE 5 FINANCIAL DATA SCHEDULE                         5