Form 10KSB
period 1997-03-31
NETLIVE COMMUNICATIONS INC
filed 1997-07-14
CIK 1013277

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                  FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
      __________
                          Commission File No. 0-28728

                          NetLive Communications, Inc.
       (Exact name of Small Business Issuer as Specified in its Charter)


             Delaware                               13-3848652
----------------------------------------------------------------------------

 (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                Identification No.)
----------------------------------------------------------------------------


  584 Broadway, New York, New York                    10012
----------------------------------------------------------------------------

 (Address of principal executive offices)          (Zip Code)
----------------------------------------------------------------------------
 Issuer's telephone number, including area code:  (212) 343-7082


Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:

                              Title of Each Class
                    Common Stock, par value $.0001 per share
                         Common Stock Purchase Warrants
         Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year is $7,689.

         The aggregate market value of the issuer's voting stock held by non-affiliates (based upon the per share closing price of $6.25 on July 7, 1997 and, for purposes of this calculation only, the assumption that all the issuer's directors, officers and 10% beneficial shareholders are affiliates) was approximately $8,913,131.

         The number of shares outstanding of the issuer's Common Stock, par value $.0001 per share, as of July 7, 1997 was 2,950,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement relating to the 1997 Annual Meeting of Stockholders (to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB) are incorporated by reference into Part III of this Form 10-KSB. Certain exhibits listed in Item 13 have been incorporated by reference.

         The Exhibit Index appears on page 25.

                          NETLIVE COMMUNICATIONS, INC.

                          ANNUAL REPORT ON FORM 10-KSB


                               TABLE OF CONTENTS


                                                                                                             Page
                                                                                                             ----


PART I......................................................................................................     5
    Item 1.    Description of Business......................................................................     5
    Item 2.    Description of Property......................................................................    16
    Item 3.    Legal Proceedings............................................................................    16
    Item 4.    Submission of Matters to a Vote of Security Holders..........................................    17


PART II.....................................................................................................    17
    Item 5.    Market for Common Equity and Related Stockholder Matters.....................................    17
    Item 6.    Management's Discussion and Analysis or Plan of Operations...................................    18
    Item 7.    Financial Statements.........................................................................    21
    Item 8.    Changes In and Disagreements With Accountants on
               Accounting and Financial Disclosure..........................................................    21

PART III....................................................................................................    22
    Item 9.    Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act............................................    22
    Item 10.   Executive Compensation.......................................................................    22
    Item 11.   Security Ownership of Certain Beneficial Owners and Management...............................    22
    Item 12.   Certain Relationships and Related Transactions...............................................    22
    Item 13.   Exhibits and Reports on Form 8-K ............................................................    22


EXHIBIT INDEX...................................................................................................25


       THIS FORM 10-KSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM THOSE ANTICIPATED AND DISCUSSED HEREIN. IN ASSESSING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY ALL RISK FACTORS AND CAUTIONARY STATEMENTS CONTAINED IN THIS FORM 10-KSB AND IN OTHER FILINGS MADE BY THE NETLIVE COMMUNICATIONS, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

     A. BUSINESS OVERVIEW

NetLive Communications, Inc. (the "Company" or "NetLive"), a development stage company, was incorporated on August 23, 1995 in the State of Delaware. The Company was developing live, one-on-one videoconferenced entertainment, educational and counseling services over the Internet and technologies designed to deliver such content services to consumers. After March 31, 1997, the Company shifted its focus to concentrate principally on developing Internet call center software technologies to license to businesses. The Company anticipates that many applications of its systems by its business clients will be without a video component. The Company expects to take advantage of the convergence of the rapid expansion and increasing technological sophistication of the call center industry and the widespread growth of the Internet as a communications medium.

The Company anticipates benefiting from Microsoft Corporation's ("Microsoft") release of NetMeeting 2.0 in April 1997. Microsoft reports that NetMeeting, a product that offers Internet video and telephone functionality based on an open conferencing standard (the H.323 standard) will come installed in the Microsoft Windows operating systems, along with the Internet Explorer browser, and thus will not require a download. By integrating the Microsoft product into its call center systems, the Company plans to benefit from the expected large number of NetMeeting users with compatible Internet phone capabilities.

The Company is expanding and modifying the development of the routing, tracking, billing and database components of its Internet technology as well as developing additional features, such as shared browsing. Such technology is planned to provide advanced software solutions that NetLive's management ("Management") hopes will assist businesses in maximizing their marketing and customer service capabilities through the powerful qualities of the Internet. Management believes that the Company's systems will allow consumers to be connected directly to call center agents with whom they can simultaneously communicate and share data over the Internet on a single phone line connection.

In light of the lack of development of the Internet infrastructure sufficient to allow commercial grade video, the reluctance in the Internet community to pay for content and the Company's limited resources, the Company has, in the first quarter of fiscal 1998, de-emphasized the development of its video-based

Internet content services. Accordingly, the Company has suspended indefinitely the development of its projected HolisticVisions, TutorNet, TherapyNet, FantasyNet, ModelNet, WebClinic and CookNet services. The Company is continuing to pursue development of its PsychicNet service, the area that the Company believes has the highest likelihood of market acceptance, on a joint venture basis and seeks a strategic partner to provide the professional psychics and marketing of the service.

NetLive has concurrently increased its emphasis on designing and developing Internet software systems that link businesses seeking to provide real-time, live interaction on the Internet with consumers. The Company plans to support voice, video and data communications through its systems which the Company plans to sell to call centers. The Company anticipates that its WebCenter technology will provide call center customer service representatives ("CSRs") with access to product support information, scripting and customer information from existing client databases. NetLive plans that, after the second stage of development, its technology will be interoperable with public switched telephone network calls so that CSRs can handle both Internet "calls" and regular telephone calls.

Management anticipates that the Company's WebCenter call center software will be integrated with its customers' web sites so as to enable a seamless live interaction with an available CSR. The Company's systems are designed to provide queuing and intelligent routing of such Internet calls, so that in-house or service agency call centers can conduct multiple sales and marketing campaigns. The systems are designed to be fully "scaleable," namely, to be able to handle very large numbers of customers and CSRs. The Company also plans to offer quantitative and qualitative monitoring of calls to and from the call center. NetLive plans to develop a full customer interaction management set of programs ("suite"), which will support customer service, help desk, quality assurance, sales and marketing programs and internal help desk functions. The Company's goal is to develop technology that will conform to all relevant telecommunications and Internet industry standards and will be interoperable with certain major database software, operating systems and automatic call distributors. The Company is planning, as the second stage of its call center systems, the development of MultiCenter, which will expand its technology to permit the transmission of Internet calls and telephone calls across a single system.

It is intended that computer users will be able, through the Company's technology, to click on a button on a World Wide Web page to connect them to a CSR through an Internet voice, video and/or text chat connection. Management expects that the CSR will then share a browser or other application with the customer, enabling the CSR to direct the customer to appropriate data. The CSR will be able to provide a variety of supplemental information to the consumer, including pricing, account and multimedia product information.

Management believes that NetLive's products will be the next step in the evolution of the call center, bringing live multimedia interaction to this powerful sales, marketing and customer service vehicle. Management anticipates that, like traditional telephone call center applications, Internet call centers will improve productivity and customer management efforts by integrating the flow of critical information. With the explosive growth of the Internet, a critical mass of prime consumers are accessible through digital media, and a significant investment is being made in Internet-enabled electronic commerce. The Company anticipates that the growth of automated electronic services, such as travel, financial and product mail order sites, will be accompanied by the demand for concurrent real-time customer interaction. Demand for real-time interaction will be fueled by the increasing bandwidth of the Internet and the greater availability of interoperable multimedia client-side programs, such as Microsoft's NetMeeting and Netscape's LiveMedia, bundled with popular operating systems and browsers. The increasing demand for such communications will require commercial users of these technologies to maintain Internet call center systems to provide standardized quality of service, full access to relevant customer or product information, customer tracking and efficient resource allocation.

The Company believes that the systems it is developing will offer several advantages over existing technology. Foremost, it will allow a company greater contact with customers, already visiting its Web site, who seek further information about such company's products or services. Such customers will be able to efficiently receive personalized communications, thereby improving sales and marketing as well as customer service functions. This contact will have greater efficiency because the Internet allows a more diverse flow of information than is provided by the telephone. Routing to the appropriate CSR with the aid of the Company's products also will be more refined because of the opportunity for greater customer input across the Internet. In addition, the Company's technology is designed to operate over a single phone line so that a customer, already connected to the Web, does not have to relinquish access to the information on the Web site that brought about his or her inquiry. Finally, by integrating its back-end technology with NetMeeting, Microsoft's newly-released Internet telephone, video and document sharing application, the Company anticipates that it will benefit from the expected large number of NetMeeting users with compatible Internet phone capabilities.

The Company's WebCenter and PsychicNet call center systems exist only as development versions; its MultiCenter system is currently being planned by the Company, and neither a design nor a development version has been produced; commercial versions of these systems have not yet been produced, tested, marketed or sold by the Company, and therefore no revenues have been generated from the sale thereof. No assurance can be given that the Company will succeed in the development, commercial production and marketing of its systems.


B. INDUSTRY BACKGROUND

Developed over 25 years ago, the Internet is a global web of computer networks that allows personal computer users to access a variety of information and services. The Internet was developed for use by academic institutions, the Department of Defense and government agencies primarily for obtaining remote access to host computers, for transferring files, and for sending and receiving e-mail. This early Internet usage has changed substantially. The Company believes that the number of commercial domains on the Internet has surpassed the number of government and academic domains. The Internet has been experiencing rapid growth as industry and individuals discover its substantial information access abilities.

Converging with the growth of the Internet and its audio and video applications is the growth of telephone call centers. Over the past ten years, businesses and other organizations have increasingly used dedicated centers for processing and managing high volumes of incoming and outgoing telephone traffic. Call centers have been used extensively in such fields as credit card and consumer collections, catalog sales, telemarketing and customer service. In these call centers, activities such as placing and receiving telephone calls are linked to the computer functions of database management to capture, store and report on relevant customer information. As the importance of the call center has increased and as more functions and capabilities have been combined, a parallel industry has emerged to create and support the systems, software and services that are designed to make these call centers efficient, effective and well matched to the broader corporate mission of the enterprise. Frost & Sullivan, a market research firm in Mountain View, California, estimates that the market for call center hardware and software was $1.69 billion in 1991 and expects it to exceed $10.0 billion by 2001.

Call center systems generally include specialized applications software which allows organizations to conduct inbound or outbound calling activities, manage system resources, monitor call center capacity and provide system usage and other reporting capabilities. These applications have historically been developed for centralized, mainframe-based information systems. These legacy applications were often very expensive to install and did not offer sufficient flexibility to allow customization or to adapt to an organization's changing requirements. In addition, these applications did not provide high levels of scaleability or interoperability with an organization's other information systems. Recently, call center technology has joined the more general migration from mainframe-based legacy systems to distributed computing systems based on open systems and client/server architecture. This development has allowed companies to incorporate leading hardware and software products from multiple vendors into more advanced and productive call center systems.

C. PRODUCTS

         1. WEBCENTER - It is intended that NetLive's WebCenter system will allow consumers to be connected directly to live CSRs over the Internet without the need for a call-back. The user and CSR can then talk or use text chat and simultaneously share visuals and applications over a single phone line. NetLive anticipates that its WebCenter will be an Internet call center call management system that intelligently queues incoming Internet calls, routes Internet calls to CSRs, integrates customer data and handles tracking and billing information. The Company anticipates working with clients to customize and integrate NetLive's software products, once developed, with existing information systems.

NetLive's planned WebCenter system is composed of three components that are being designed to work together to permit efficient handling of real-time Internet originated multimedia communications: an Internet call routing system, an operator phone and a set of administrative management and analysis tools. It is intended that users of NetLive's Internet call centers will be able to manage incoming and outbound Internet calls efficiently and consistently across the Internet.

The Internet call routing system is designed to accept and direct requests for calls placed from an Internet web site. Management anticipates that the system will enable a web site visitor to initiate a real-time contact with a CSR with a single click on an Internet link. The system will automatically evaluate the call request and intelligently route the inquiry to the requested or next available CSR by maintaining an internal database of CSRs and applying a routing rule set. Management anticipates that the call routing system can be integrated seamlessly into an existing web site's automated customer service capabilities and is designed to make customer information available to CSRs.

The operator phone is a software application which is designed to allow CSRs to receive calls, access customer information from either the Internet or from internal databases, utilize custom scripts and carry out customer service initiatives. Management expects that the operator phone will provide a high level of computer-telephone integration to enable data-driven help desk and sales force automation.

Management anticipates that the administrative management software will comprise a standard set of reporting, monitoring and analysis tools which provide real-time and summary information about the performance of the call center.


         2. MULTICENTER - The Company plans, as the second stage of development of its systems, to expand its technology to permit the transmission of Internet calls and telephone calls across a single system. This will enable call centers to use a single set of CSRs to handle calls from these separate mediums, thereby maximizing labor pool efficiency. The Company also intends, as a further enhancement to this system, to develop software to enable call centers to blend inbound and outbound campaigns. Management anticipates that, if successfully implemented, this will permit further efficiency for the allocation of CSR resources and the minimization of CSR "down time." The open, modular architecture of the WebCenter system will permit customers to upgrade, for an added fee, to the multiple medium functionality of MultiCenter.

         3. CUSTOMER SUPPORT NetLive believes that customer service and support are an integral part of its service offerings. Service capability, availability and responsiveness will play an important role in marketing and selling its products, particularly as the technological complexity of its products increase.

Management anticipates that it will earn system and software support fees by providing ongoing support for its products. It expects to provide training and support both at its facilities and at the customer's site. The Company expects to offer a full range of product support options, including telephone support from "normal business hours" to "24 hours a day" and on-site response. It is expected that customer support representatives will be able to service customer call center systems on a remote basis from the Company's headquarters in New York. The Company expects to earn other fees by providing, upon customer request, certain special services, such as system relocation and additional training. The Company currently does not have a customer service staff. No assurance can be made that the Company will be able to recruit, retain or properly train such personnel.

         4. PSYCHICNET - It is intended that Company will continue to develop a live, videoconferenced psychic service on the Internet. The Company anticipates that a consumer, using the Company's technology, will be able to connect through the Internet to a professional psychic to provide live videoconferenced psychic advice including tarot card readings, astrological chart analysis and general psychic guidance. The Company plans to incorporate computer generated special visual and audio effects to enhance the nature of the service. It is intended that PsychicNet customers will be able to actually see the results of their personalized astrological and tarot card readings on their computer screen. The user would be billed on a flat fee or a per-minute basis for the reading. It is intended that the professional psychics and the marketing for this service would be provided by a strategic partner. While NetLive has identified and is currently negotiating with a potential partner, no partnerships have been finalized. No assurance can be given, however, that such strategic partnerships will be formed, that such technology will be developed to a commercially acceptable level, or at all, or that such services will be accepted by the market.


D. COMPANY STRATEGIES

1. ESTABLISH STRATEGIC ALLIANCES TO FACILITATE TECHNOLOGICAL ACCEPTANCE - In order to facilitate and accelerate the acceptance of NetLive's technology, as well as enhance marketing and distribution of its products and systems, the Company plans to establish a number of strategic alliances with various call center software and hardware industry leaders, high-end integrators, re-sellers and other third party distributors. The Company envisions, pursuant to these alliances, either integrating its technology into products that are marketed by its strategic partners or having its strategic partners market and distribute the Company' s products and systems through their independent distribution channels.

2. TARGET SPECIFIC INDUSTRIES - The Company's marketing strategy is to focus on selected vertical industries in which it can develop a leading market share. The Company currently expects to target the computer and financial services industries, which have a relatively long experience with telephone-based customer interaction. The Company believes that its targeted marketing strategy better focuses product development efforts, helps control selling costs and will lead to higher overall customer satisfaction. At the same time, the Company plans to design desktop applications to support modifications or additional functions needed for additional industries.

3. DEVELOP MULTIPLE DISTRIBUTION CHANNELS - The Company believes that it can most rapidly obtain market share by using a combination of direct and indirect sales channels. The Company intends to form alliances with software and hardware industry leaders, high-end integrators and re-sellers to establish its presence in the market for large-scale systems. The Company also intends to use distributors for indirect marketing of its products. The Company further intends to use direct sales and support as a channel for selling its products to call center operations.

4. ATTAIN TECHNOLOGY LEADERSHIP - The Company has invested, from its inception through March 31, 1997, approximately $570,000 in new product development. The Company intends to attain technology leadership by continuing its research and development efforts to enhance the performance and functionality of its products. The Company additionally will strive to make its products compatible with emerging telecommunications and Internet technology and computing environments. The Company expects to spend, during fiscal 1998, approximately $1,000,000 of its available cash and marketable securities on further research and development.

5. LEVERAGE SCALEABILITY - A further strategy of the Company is to develop scaleable Internet monitoring, queuing and customer interaction management applications that may be effectively utilized by businesses of virtually all sizes, with varying number of users, applications and levels of integration. In addition, to maintain the scaleability of its systems, the Company's strategy is to design component-based software that leverages additional transaction processing capabilities into its systems as the Internet call center industry evolves.

6. LEVERAGE FROM MICROSOFT NETMEETING EXPECTED INSTALLED BASE - The Company's system components are being designed to work together and for optimal integration with Microsoft's NetMeeting conferencing software, which the Company believes will be widely available to Internet users without a download by being bundled with the Windows operating system. A caller with NetMeeting will be able to conduct a real-time voice, video and/or data collaboration session with a CSR through NetLive's call center technology.


E. MARKETING AND SALES

In order to facilitate and accelerate the acceptance of the Company's technology, as well as enhance marketing and distribution of its products and systems, when and if developed and available for commercial use, NetLive seeks to establish a number of strategic alliances with various call center software and hardware industry leaders, high-end integrators, re-sellers and other third party distributors. The ability of the Company to achieve significant revenue growth, if any, in the future will depend on its success in executing this strategy. In July 1997, the Company hired a Director of Marketing, currently on a part-time basis, to forge such alliances in order to facilitate distribution of the Company's technology, products and systems. No such strategic partners have been retained to date, and there also can be no assurance that the Company will be able to attract and retain such strategic partners to market the Company's products effectively.

Another important element of the Company's distribution strategy is to dedicate certain marketing department personnel toward end users in service agency call centers or in-house call centers in key vertical markets. The Company intends to develop an in-house sales force in order to focus its sales efforts on direct sales to end-users and distributors. Generally, the sales cycle begins with the generation of a sales lead, which will be followed by qualification of the lead, an analysis of the customer's needs, multiple presentations and/or product demonstrations to the prospective customer, and ends with contract negotiation and commitment. The Company plans to focus initial sales efforts on senior personnel in the prospective customer's information technology department and line management executives in the functional areas relevant to the application. While the sales cycle varies substantially from customer to customer, it is expected that it will typically require four to nine months. There also can be no assurance that the Company will effectively identify key vertical markets or that it will be able to effect such direct sales.

In addition to direct contact with potential customers and partners, it is intended that the Company's in-house marketing and sales efforts will include direct mail, advertising, other marketing campaigns and exhibiting at industry trade shows to generate sales and educate potential customers as to the features, functionality, cost effectiveness and other benefits of NetLive's technology, products and systems. In addition, Management plans to allow prospective customers on the Company's site on the World Wide Web to obtain information about its products and services and have live interactions with NetLive staff members using the Company's technology. The Company's marketing department also is responsible for providing input into the Company's ongoing product development efforts based on client feedback and market data. Assuming successful development of the Company's systems and initial marketing and sales efforts, the Company anticipates that additional funding will be necessary to support a full-scale product marketing launch, which Management expects to occur in fiscal 1999 and which Management believes will be necessary for the Company to achieve profitability.


F. COMPETITION

The market for Internet-enabled call center technology is just emerging. The Company expects to compete with eFusion, Inc., Netspeak Corp., Intervoice, Teloquent Communications Corp., NetiPhone and others, who currently provide or are developing Internet-enabling call center technology with direct voice, video and data links over the Internet. The Company expects further competition from existing software and hardware vendors to telephone call centers, some of whom currently provide Internet technology that allows a company, when prompted by a visitor to its Web site, to place a call back to customers over a second telephone line. The market for call center technology is intensely competitive, highly fragmented and subject to rapid change. Among the Company's potential competitors are also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. Increased competition is likely to result in price reductions, reduced operating margins and the limiting of market share acquisition, any of which could materially adversely affect the Company's business, financial condition and results of operations. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of products than can the Company. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.


G. GOVERNMENT REGULATION

     At present, there are few laws or regulations that specifically address access to or commerce on the Internet. The increasing popularity and use of the Internet, however, enhances the risk that the government of the United States will seek to regulate computer telephony and the Internet with respect to, among other things, user privacy, pricing, and the characteristics and quality of products and services. The Company is unable to predict the impact, if any, that future legislation, legal decisions or regulations may have on its business, financial condition or results of operations.

In March 1996, the America's Carriers Telecommunication Association (the "ACTA"), a group of telecommunications common carriers, filed a petition (the "ACTA Petition") with the Federal Communications Commission (the "FCC") arguing that providers of computer software products that enable voice transmission over the Internet (Internet "telephone" services) are operating as common carriers without complying with various regulatory requirements and without paying certain charges required by law. The ACTA Petition argues that the FCC has the authority to regulate both the Internet and the providers of Internet "telephone" services and requests that the FCC declare its authority over interstate and international telecommunications services using the Internet, initiate rule-making proceedings to consider rules governing the use of the Internet for the provision of telecommunications services, and order providers of Internet "telephone" software to immediately cease the sale of such software. The FCC has thus far not granted relief sought under the ACTA Petition, however, any action taken by the FCC to grant the relief sought by ACTA or otherwise to regulate use of the Internet as a medium of communication, including any action to permit local exchange carriers to impose additional charges for connections used for Internet access, could have a material adverse effect on the Company's business, financial condition and results of operations.


H. PROPRIETARY RIGHTS

The Company relies on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights in its products and technology. The Company does not rely upon patent protection and does not currently expect to seek patents on any aspects of its technology. Policing unauthorized use of the Company's software is difficult, and software piracy can be expected to be a persistent problem. There can be no assurance that the confidentiality agreements and other methods on which the Company relies to protect its trade secrets and proprietary technology will be adequate. Further, the Company may be subject to additional risks if it enters into transactions in countries where intellectual property laws are not well developed or are poorly enforced. Legal protections of the Company's rights may be ineffective in such countries. Litigation to defend and enforce the Company's intellectual property rights could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's business, financial condition and results of operations, regardless of the final outcome of such litigation. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so, or that the steps taken by the Company in this regard will be adequate to deter misappropriation or independent third-party development of the Company's technology or to prevent an unauthorized third party from copying or otherwise obtaining and using the Company's products or technology. There also can be no assurance that others will not independently develop similar or superior technologies or duplicate any technology developed by the Company. Any such events could have a material adverse effect on the Company's business, financial condition and results of operations.

     As the number of customer interaction software applications in the industry increases and the functionality of these products further overlaps, software development companies like the Company may increasingly become subject to claims of infringement or misappropriation of the intellectual property rights of others. There can be no assurance that third parties will not assert infringement or misappropriation claims against the Company in the future with respect to current or future products. Any claims or litigation, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to the Company, if at all, which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such claims or litigation could also have a material adverse effect on the Company's business, financial condition and results of operations.

I. EMPLOYEES

    As of July 3, 1997, the Company employed 15 persons, including 8 software engineers in research and development, 2 employees in marketing and sales and 5 administrative personnel. Of such 15 persons, 12 persons are full-time and 2 persons are part-time and 1 is on unpaid leave of absence. None of these employees are covered by a collective bargaining agreement. The Company believes that its labor relations are good.


J. CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some, but not all, of these risks. Certain other risks are presented elsewhere in this Report.

UNCERTAINTY OF AND DEPENDENCE UPON MARKET ACCEPTANCE OF THE COMPANY'S PRODUCTS
- The future of the Company is dependent upon the acceptance by the call center community of it products, which have not been marketed to date. The Company anticipates that there will be a market for its products; however, no market study regarding the likelihood of such acceptance by the market has been conducted to date. Achieving satisfactory market levels depends, in large part, on the Company's ability to demonstrate the ease of use, reliability and cost-effectiveness of its products to the call center community. No assurance can be given that the Company's proposed products will gain the levels of market acceptance necessary for the Company to become profitable or succeed.

ACCUMULATED DEFICIT; NO ASSURANCE OF PROFITABILITY; EXPLANATORY PARAGRAPH IN INDEPENDENT AUDITOR'S REPORT. During fiscal year 1997, the Company incurred a net loss of $2,045,459. In addition, as of March 31, 1997, the Company had a deficit accumulated during the development stage of $2,288,588. The Company has not derived substantial revenues and has continued to incur losses. There can be no assurance that the Company will be able to profitably implement and market its proposed products and services. It is anticipated that until the Company is able to generate significant revenues, the Company will sustain additional losses. As a result of the Company's deficit accumulated during the development stage, the Company's independent auditor's report on the Company's financial statements for the fiscal year ended March 31, 1997 contains an explanatory paragraph discussing the fact that there is substantial doubt about the Company's ability to continue as a going concern. The Company believes that its existing cash, cash equivalents and marketable securities will be sufficient to fund the Company's operations for the next nine to twelve months. This estimate is based upon the Company's operations to date and its estimates as to cash flow. However, in the event that such estimates are inaccurate or future events prevent the Company from implementing its plans as anticipated, the Company will be materially and adversely affected.

NEED FOR ADDITIONAL FINANCING. The Company believes that its existing cash and marketable securities will be sufficient to fund the Company's operations for nine to twelve months. There can be no assurance that the Company's cost estimates are accurate or that the Company's cash and marketable securities will provide sufficient working capital for operations. The Company expects that it will have to raise additional funds within the next nine to twelve months and anticipates actively seeking such capital during that time for additional research and development and sales and marketing. Such additional capital may take the form of equity issuance, debt issuance or a combination thereof. The Company currently does not have any commitments to obtain additional financing and there can be no assurance that such financing will be available or, if so, that it can be obtained on terms satisfactory to the Company. Additional financing may result in dilution to existing stockholders. In the event that the Company cannot obtain additional funds when needed, the Company may be forced to significantly curtail or cease its activities, which would likely result in loss to investors of all or a substantial portion of their investment.

DEPENDENCE ON LARGE CONTRACTS MAY RESULT IN LENGTHY SALES AND IMPLEMENTATION CYCLES - The sale and implementation of the Company's products will involve a significant commitment of resources by prospective customers. As a result, the Company anticipates that its sales process will often be subject to delays associated with lengthy approval processes attendant to significant capital expenditures, definition of special customer implementation requirements, and extensive contract negotiations with the customer. The Company expects that the sales cycle associated with the license of the Company's products will vary substantially from customer to customer and typically last between four and nine months, during which time the Company may devote significant time and resources to a prospective customer, including costs associated with multiple site visits, product demonstrations and feasibility studies, and the Company may experience a number of significant delays over which the Company has no control. Because of the long sales cycle, the revenues anticipated to be collected from any particular project may be deferred to future periods, even though the costs associated with the sale of the product are fixed and will be expended in current periods, resulting in timing differences between cash expenditures related to certain costs and not receiving revenues associated with a particular project. Any significant or ongoing failure by the Company ultimately to achieve such sales of its products, and any significant delay in the recognition of revenues from such sales, could have a material adverse effect on the Company's business, operating results and financial condition. In addition, following the initial sale, the Company anticipates that the implementation of its products will involve several months of customer training and integration with the customer's other existing systems. A successful implementation requires a close working relationship between the customer and members of the Company's professional service organization, and delays frequently will arise in completing the implementation services. Occasionally, delays may result from a customer's inattention to the implementation project for reasons unrelated to the Company's performance. There can be no assurance that delays in the implementation process of the Company's products will not have a material adverse effect on the Company's business, operating results and financial condition.

BURDENS OF CUSTOMIZATION - The Company anticipates that certain of the Company's clients will request customization of the Company's software products to address unique characteristics of their businesses or computing environments. The Company's commitment to customization could place a burden on the Company's client support resources or delay the delivery or installation of products which, in turn, could materially adversely affect the Company's relationship with significant clients or otherwise adversely affect its business and results of operations. In addition, the Company could incur penalties or reductions in revenues for failures to develop or timely deliver new products or product enhancements under development agreements and other arrangements with customers.

DEPENDENCE ON GROWTH OF CLIENT/SERVER COMPUTING ENVIRONMENT - The Company's products are being designed for use by organizations employing a client/server computing solution. The Company's business strategy assumes that the market for the Company's products will expand as businesses migrate from host-based to client/server computing environments. The Company's future results of operations will depend in large part on continued growth in the number of organizations adopting client/server computing solutions and the development of applications for use in those environments. The Company's future financial performance also will depend in large part on the continued reliance on third party vendors for client/server software applications. There can be no assurance that the client/server computing trends anticipated by the Company will occur or that the Company will be able to respond effectively to the evolving requirements of this market. If the client/server market fails to grow or grows more slowly than management anticipates, the Company's business and results of operations would be materially adversely affected.

LIMITED MARKETING EFFORTS; RELIANCE ON STRATEGIC PARTNERS - To date, the Company's marketing efforts primarily have been limited to hiring, in July 1997, a part-time Director of Marketing and to contacting potential strategic partners. The Company anticipates that the development of strategic alliances will be the cornerstone to the marketing of its products. To date no contracts with such potential partners have been obtained. There can be no assurance that any strategic partner will actively utilize or distribute the Company's technology, products and systems or that, if they do so, such alliance will be successful or generate significant revenues for the Company.

RISK OF PRODUCT DEFECTS; FAILURE TO MEET PERFORMANCE CRITERIA. The Company's software is intended for use in enterprise-wide applications that may be critical to a customer's business. As a result, the Company's potential customers typically are expected to have demanding requirements for installation and deployment. Software products as complex as those to be offered by the Company may contain errors or failures, particularly when software must be customized for a particular licensee. The Company intends to conduct extensive product testing during product development. There can be no assurance that, despite testing by the Company and by current and potential customers, errors will not be found in software or customizations resulting in loss or delay of revenue, diversion of development resources or increased service and warranty costs, any of which could have a material adverse effect upon the Company's business, operating results and financial condition.

DEPENDENCE ON MICROSOFT'S NETMEETING AND OTHER CORE MICROSOFT TECHNOLOGIES. The success of many of the Company's proposed products depends upon the continued acceptance and use in critical business applications of Microsoft's NetMeeting applications and other core Microsoft technologies, such as the Windows NT platform, the Windows NT Server, the Microsoft SQL Server database and related Back Office software on which such products are, or will be, based. If the NetMeeting application is not widely released, is more slowly accepted than anticipated, has operational difficulties or becomes discontinued, the Company's business, results of operations and financial condition would be materially adversely affected. The Company currently utilizes NetMeeting software under the non-exclusive license (the "License") available to the general public. By its terms, Microsoft reserves the right to terminate the License upon non-compliance with any provisions of the license. While the Company believes that it is in compliance with the provisions of the License, termination of the License could have a material adverse effect upon the Company's business, operating results and financial condition.

DEPENDENCE UPON MANAGEMENT; "KEY MAN LIFE INSURANCE"; ATTRACTION AND RETENTION OF KEY PERSONNEL. The success of the Company will be dependent on the efforts of Michael Kharitonov, the Company's President and Chief Executive Officer since June 12, 1997. The loss of the services of Mr. Kharitonov could have a material adverse effect on the Company. The Company does not have "key man life insurance" on the life of Mr. Kharitonov. The Company's future success will depend in part on its ability to attract and retain qualified personnel to manage the development and future growth of the Company. During the last quarter of fiscal 1997 and the first quarter of fiscal 1998, the employment of three software engineers terminated. The Company is actively seeking replacements for such employees. Also, the Company is actively seeking additional senior management. There can be no assurance that the Company will be successful in attracting and retaining such personnel.

SHARES ELIGIBLE FOR FUTURE SALE. The Company currently has 2,000,000 shares of Common Stock outstanding that are "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act of 1933, as amended (the "Securities Act"). In general, under Rule 144, a person who has satisfied a certain holding period may, under certain circumstances, sell within any three month period a number of shares of Common Stock that does not exceed the greater of 1% of the then outstanding shares of Common Stock or the average weekly trading volume in such shares during the four calendar weeks prior to such sale. The holding period is one year for non-affiliates and two years for affiliates of the Company. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity or other limitation by a person who is not an affiliate of the Company and who has satisfied a two-year holding period. Management believes that all persons who purchased stock of the Company prior to its initial public ("IPO") offering have agreed with May Davis Group, Inc., its underwriter for the IPO, not to publicly sell shares of the Company's Common Stock for a period of two years from the effective date of the Company's IPO. Commencing one year from the effective date of the IPO, such stockholders may be released from their lock-up agreements with the prior written consent of the underwriter. In addition, the Company has agreed to use its best efforts to register the shares held by certain securityholders who purchased an aggregate of 400,000 shares of common stock of the Company in the March 1996 and May 1996 private placements. Furthermore, the Company is considering filing a Form S-8 registration statement after May 14, 1998 to register some or all of 1,360,000 shares of Common Stock subject to outstanding options or reserved for issuance under the Company's 1996 Employee Stock Option Plan or the Employee Performance Share Program. The sale of a substantial number of shares of Common Stock in the public market could adversely affect the market price for the Company's Common Stock.

NASDAQ ELIGIBILITY AND MAINTENANCE REQUIREMENTS; POSSIBLE DELISTING OF SECURITIES FROM NASDAQ MARKET; RISKS OF LOW-PRICED STOCKS. The Company's Common Stock and Warrants are currently trading on the NASDAQ small capitalization market. The United States Securities and Exchange Commission has approved rules for imposing criteria for listing of securities on NASDAQ, including standards for maintenance of such listing. For continued listing, currently a company, among other things, must have at least $2,000,000 in total assets, $1,000,000 in stockholders' equity, $1,000,000 in market value of the public float and a minimum bid price of $1.00 per share. There is currently a proposal to increase certain of these criteria and add other criteria. If the Company is unable to satisfy NASDAQ maintenance criteria for listing in the future, its securities may be delisted from NASDAQ. In such event, trading, if any, in the Company's securities would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic

Bulletin Board." As a consequence of such delisting, an investor would likely find it more difficult to dispose of, or to obtain quotations as to, the price of the Company's securities.



ITEM 2.   DESCRIPTION OF PROPERTY.

       The Company's executive offices comprise approximately 3,500 gross square feet and are located at 584 Broadway, New York, New York. The Company occupies two offices at such location pursuant to separate leases that both expire on November 30, 1998. One lease, covering approximately 1,500 gross square feet, requires the Company to pay $1,877 per month through November 30, 1997 and $1,952 per month thereafter for the balance of the lease term. The second lease, covering approximately 2,000 gross square feet, requires the Company to pay $2,054 per month through November 30, 1997 and $2,136 per month thereafter for the balance of the lease term. The Company believes that its facilities are adequate for its current needs and that additional space will be available on acceptable terms when it is required.


ITEM 3.   LEGAL PROCEEDINGS.

       The Company is not a party to, and its property is not the subject of, any material pending legal proceeding requiring disclosure hereunder.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Company's Common Stock and Common Stock Purchase Warrants are traded on The Nasdaq SmallCap Market under the symbols "NETL" and "NETLW", respectively.

       The following table sets forth the high and low closing bid prices for the Company's Common Stock and Common Stock Purchase Warrants since the Company's initial public offering in August 1996, as reported by the Nasdaq SmallCap Market. The quotes represent "inter-dealer" prices without adjustment or retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                         COMMON STOCK



              Quarter Ended                            High                                        Low
-----------------------------------------  -----------------------------------------  -----------------------------------------


September 30, 1996                         7.50                                       5.125
-----------------------------------------  -----------------------------------------  -----------------------------------------


December 31, 1996                          7.75                                       4.75
-----------------------------------------  -----------------------------------------  -----------------------------------------

                                    Page 17

March 31, 1997                             7.531                                      6.75
-----------------------------------------  -----------------------------------------  -----------------------------------------



                                                COMMON STOCK PURCHASE WARRANTS


              Quarter Ended                High                                        Low
-----------------------------------------  -----------------------------------------  -----------------------------------------


September 30, 1996                         2.50                                       1.00
-----------------------------------------  -----------------------------------------  -----------------------------------------


December 31, 1996                          1.938                                      1.00
-----------------------------------------  -----------------------------------------  -----------------------------------------


March 31, 1997                             1.875                                      1.094
-----------------------------------------  -----------------------------------------  -----------------------------------------



       The Company believes that as of March 31, 1997 there were approximately 36 holders of record of the Common Stock and as of March 12, 1997 there were approximately 480 beneficial owners.

       The Company has never paid any cash dividends. The payment of dividends, if any, in the future is within the discretion of the Board of Directors (the "Board") and will depend upon the Company's earnings, its capital requirements and financial condition, and other relevant factors. The Board does not presently intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in the Company's business operations.

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

PLAN OF OPERATION

The Company, a development stage company, was incorporated on August 23, 1995 in the State of Delaware. The Company was developing live, one-on-one videoconferenced entertainment, educational and counseling services over the Internet and technologies designed to deliver such content services to consumers. After March 31, 1997, the Company shifted its focus to concentrate principally on developing Internet call center software technologies to license to businesses. The Company anticipates that many applications of its systems by customers will be without a video component. The Company expects to take advantage of the convergence of the rapid expansion and increasing technological sophistication of the call center industry and the widespread growth of the Internet as a communications medium.

In the fourth quarter of 1997, the Company realized its first and, to date, only revenues from its market test of the Jeane Dixon pay-per-call telephone service, which concluded in March 1997. The test comprised print advertising of the service in several leading women's and psychic phenomenon magazines, as well as in several newspapers that published Ms. Dixon's syndicated horoscope column. Assuming a chargeback rate of 25%, the current standard in the psychic 900 line industry, the service experienced a gross margin loss of approximately 72% percent through February 1997. The Company attributes the unprofitability of this service in part to the death of Mrs. Dixon on January 27, 1997 as well as the saturation of the psychic pay-per-call market. Based on this test, the Company has concluded that the Jeane Dixon pay-per-call telephone service will not be a profitable area for the Company, which has thus terminated its audiotext operations. The Company is exploring the possibility of licensing its audiotext rights to Jeane Dixon's name to another psychic 900 number company.

Furthermore, the Company continues to seek strategic alliances and joint ventures that complement the Company's overall business strategy. Based on this strategy, the Company directs a significant percentage of its capital reserves towards operating expenses and towards non-operating expenses associated with business development, and anticipates continuing to do so for the near future. Net losses were $2,045,459 during the fiscal year ended March 31, 1997, as compared to $243,129 during the period from August 23, 1995 (date of inception) through March 31, 1996. Net loss per share was $.75 during the fiscal year ended March 31, 1997, as compared to $.16 during the period from August 23, 1995 (date of inception) through March 31, 1996.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified employees, and continue to develop its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception through the quarter ended March 31, 1997. As of March 31, 1997, the Company had an accumulated deficit during the development stage of $2,288,588. There can be no assurance that the Company will achieve or maintain profitability.

Research and Development

Research and development expenses consist primarily of salaries of software development staff. There were no research and development expenses from August 23, 1995 (date of inception) through March 31, 1996. The research and development expenses in the fiscal year ended March 31, 1997 were primarily attributable to staffing costs. During the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998, the employment of three software engineers terminated. Management believes that research and development activities are the single most critical area for investment in the Company and, as a result, anticipates the hiring of additional software engineers to at least return the development staff to the previous level in an effort to develop and achieve commercial sales of the Company's systems. The Company anticipates spending approximately $1,000,000 of its available cash and marketable securities during fiscal 1998 on research and development.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses were $2,053,148 (including research and development expenses) for the fiscal year ended March 31, 1997, as compared to $243,129 for the period from August 23, 1995 (date of inception) through March 31, 1996.

The Company experienced an unanticipated material increase in selling, general and administrative expenses during the fourth quarter of fiscal 1997, which was largely attributable to the increased legal costs arising from a threatened proxy contest by May Davis Group, Inc. ("May Davis"), the underwriter for the Company's initial public offering, and affiliated parties. Following extensive negotiations, the Company entered into a Settlement and Voting Agreement with May Davis and such parties on June 12, 1997. In light of the professional fees associated with continuation of the May Davis dispute into the first quarter of fiscal 1998, the filing of the Company's first Form 10-KSB and proxy statement and other legal compliance, the Company does not anticipate a substantial diminution in the professional fee component of the selling, general and administrative expenses until the third quarter of fiscal 1998. The Company anticipates that such reduction will be offset by an appreciable increase in selling, general and administrative expenses due to the hiring of additional personnel, particularly in the research and development and sales and marketing areas.

Included in Selling, General and Administrative expenses are salaries aggregating $477,019 for fiscal 1997, as compared to $160,714 for the period from August 23, 1995 through March 31, 1996. Such increase is attributable to the salaries of the administrative staff, which has been expanded.

Included in the "Other" component of Selling, General and Administrative expenses at March 31, 1997 are a write-off of an advance against future royalties to Jeane Dixon and executive recruiting fees, aggregating approximately $113,000.

Interest Expense, Financing Costs and Interest Income

Interest expense and financing costs consists of interest incurred on equipment financing and financing costs incurred in connection with the March 1996 private placement of debt securities. Such debt securities were re-paid in May 1996. At the date of payment, the Company recorded a financing charge of approximately $165,000. Interest expense and financing costs were $190,934 during the fiscal year ended March 31, 1997, as compared to $5,189 for the period from August 23, 1995 (date of inception) through March 31, 1996. Interest and dividend income of $113,686 for fiscal 1997 represents interest earned on investments of the proceeds from the initial public offering.


Provision for Income Taxes

The Company has no provision for income taxes for all periods presented since it incurred net losses for such periods

Liquidity and Capital Resources

The Company's cash and cash equivalents and marketable securities aggregated $3,017,784 at March 31, 1997, as compared to $160,395 at March 31, 1996. Net cash used in operations was $1,534,479 for the fiscal year ended March 31, 1997, as compared to $81,660 used in operations for the period from August 23, 1995 (date of inception) through March 31, 1996. The increase in net cash used in operations from period to period was primarily attributable to the costs from expansion of operations.

Net cash used in investing activities was $3,062,545 for the fiscal year ended March 31, 1997, as compared to $18,923 for the period from August 23, 1995 (date of inception) through March 31, 1996. The increase in investing activities was primarily due to the purchases of marketable securities from the proceeds of the Company's initial public offering in August 1996.

Net cash provided by financing activities was $4,469,587 for the fiscal year ended March 31, 1997, as compared to $260,978 for the period from August 23, 1995 (date of inception) through March 31, 1996. The increase in net cash from financing activities resulted primarily from receipt of the proceeds of the initial public offering in August 1996. The uses of cash during the fiscal year ended March 31, 1997 were financed mainly by the sale in August 1996, of 950,000 shares of common stock and 730,000 warrants to purchase common stock which resulted in proceeds of $4.2 million, net of offering expenses, as well as the sale, in May 1996 of 200,000 shares of common stock in a private placement which resulted in proceeds of $376,000, net of offering expenses.

The Company does not expect any purchase or sale of plant or significant equipment during fiscal 1998.

The Company believes that significant ongoing investment in all areas of the business will continue to be critical to its success. The Company believes that its existing cash and marketable securities will be sufficient to fund the Company's operations for nine to twelve months. There can be no assurance that the Company's cost estimates are accurate or that the Company's cash and marketable securities will provide sufficient working capital for operations. The Company expects that it will have to raise additional funds, and anticipates actively seeking such capital, during the next nine to twelve months for additional research and development and sales and marketing.
Such additional capital may take the form of equity issuance, debt issuance or a combination thereof. The Company currently does not have any commitments to obtain additional financing and there can be no assurance that such financing will be available or, if so, that it can be obtained on terms satisfactory to the Company.



ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required pursuant to this Item 7 are included in this Form 10-KSB on the following pages:

       Independent Auditor's Report                                        F-1

       Balance Sheet at March 31, 1997                                     F-2

       Statement of Operations for the year ended March 31, 1997, for the period from August 23, 1995 (date of inception) to March 31, 1996 and for the period from August 23, 1995 (date of
       inception) to March 31, 1997                                        F-3

       Statement of Stockholders' Equity for the period
       from August 23, 1995 (date of inception) to
       March 31, 1997                                                      F-4

       Statement of Cash Flows for the year ended March 31, 1997, for the period from August 23, 1995 (date of inception) to March 31, 1996 and for the period from August 23, 1995 (date of
       inception) to March 31, 1997                                        F-5

       Notes to Financial Statements                                F-6 - F-14


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

       The information set forth under the captions "Management" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" are to be included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders which is to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB, and is incorporated herein by reference.

       Such Proxy Statement will reflect, among other matters, the fact that, on June 12, 1997, Laurence Rosen resigned as the Company's Chief Executive Officer, President, Treasurer, Principal Accounting ad Financial Officer and a member of the Company's Board of Directors. Michael Kharitonov has succeeded Mr. Rosen as the Company's Chief Executive Officer and President. Andrew Schwartz has succeeded Mr. Rosen as the Company's Treasurer, Principal Accounting and Financial Officer and as a member of the Board of Directors. Mr. Rosen will continue to serve as a consultant to the Company through September 1, 1997.


ITEM 10.  EXECUTIVE COMPENSATION.

       The information set forth under the captions "Directors' Compensation", "Executive Compensation" and "Certain Relationships and Related Transactions" are to be included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders which is to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB, and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The information set forth under the caption "Security Ownership Of Certain Beneficial Owners and Management" to be included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders which is to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB, and is incorporated herein by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The information set forth under the caption "Certain Relationships and Related Transactions" to be included in the Company's definitive Proxy Statement relating to the 1997 Annual Meeting of Stockholders, and to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report on Form 10-KSB, and is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

       3.1    Articles of Incorporation, as amended to date(1)
       3.2    By-Laws(1)
       4.1    Form of Underwriter's Warrant(1)
       4.2 Form of Financial Advisory and Investment Banking Agreement with the Underwriter(1)
       4.3    Form of Common Stock Certificate(1)
       4.4    Form of Common Stock Purchase Warrant(1)
       4.5    Form of Common Stock Purchase Warrant used for Bridge Loans(1)
       4.6    Form of Warrant Agreement(1)
       10.1   Employment Agreement with Laurence Rosen(1)
       10.2   Employment Agreement with Michael Kharitonov(1)
       10.3   Employment Agreement with Jeffrey Wolf, as amended(1)
       10.4   Amendment No. 1 to Employment Agreement with Michael Kharitonov(1)
       10.5   Employment Agreement with Vladislav Rysin(1)
       10.6   License Agreement with Jeane Dixon(1)
              Company's 1996 Incentive Stock Option Plan(1)
       10.8 NetLive Communications, Inc. Performance Share Program and Performance Share Program Trust(2)
       10.9 Settlement and Voting Agreement, dated as of June 12, 1997, among the Company, May Davis Group, Inc. et al.(3)
       10.10 Letter agreement, dated as of June 12, 1997, between the Company and Gary Rogers(3)
       10.11 Severance Agreement, dated as of June 12, 1997, between the Company and Laurence M. Rosen and exhibits thereto including the Consulting Agreement.(3)
       27.1   Financial Data Schedule

-----------------
(1) Filed with the Company's Registration Statement filed on Form SB-2 (File No. 333-4057).

(2)    Filed with the Company's Current Report on Form 8-K dated February 27,
       1997.

(3)    Filed with the Company's Current Report on Form 8-K dated July 3, 1997

(B)    REPORTS ON FORM 8-K.

       A Form 8-K was filed by the Company on January 28, 1997 to disclose the amendment to Article II, Section 7 of the Company's By-Laws, which modified the procedure relating to action by written consent of the stockholders. Such amendment was adopted by the Company's Board of Directors on January 13, 1997.

       The Company filed a Form 8-K dated February 27, 1997 to report under
Item 5 thereunder, the adoption of the Company's Performance Share Program and Performance Share Program Trust.

       A Form 8-K was filed by the Company on July 3, 1997. This filing disclosed the June 12, 1997 Settlement and Voting Agreement with May Davis Group, Inc., the underwriter for the Company's initial public offering in August 1996, and several of its affiliates. It also disclosed the June 12, 1997 resignation of Laurence Rosen as the Company's Chief Executive Officer, President, Chief Financial Officer, Treasurer and as a member of the Company's Board of Directors.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NETLIVE COMMUNICATIONS, INC.

Date:  July 14, 1997                       By: /s/ Michael Kharitonov
                                               ------------------------------
                                               Michael Kharitonov President and
                                               Chief Executive Officer

   In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

     Signature            Title                                  Date
     ---------            ------                                 ----

/s/ Michael Kharitonov    Chairman of the Board, President,      July 14, 1997
----------------------    Chief Executive Officer
    Michael Kharitonov    and Director


    Ross  S. Glatzer      Director                               July __, 1997




/s/ John E. Meier         Director                               July 14, 1997
----------------------
    John E. Meier

/s/ Andrew Schwartz       Secretary, Treasurer, Principal        July 14, 1997
----------------------    Accounting and Financial Officer,
    Andrew Schwartz       Vice President of Business
                          Development and Director



/s/ Jeffrey Wolf          Director                               July 14, 1997
----------------------
    Jeffrey Wolf
                                     Page 24

                         NETLIVE COMMUNICATIONS, INC.

                            EXHIBITS TO FORM 10-KSB
                                      FOR
                         THE YEAR ENDED MARCH 31, 1997


                                 EXHIBIT INDEX

Exhibit

       3.1    Articles of Incorporation, as amended to date(1)
       3.2    By-Laws(1)
       4.1    Form of Underwriter's Warrant(1)
       4.2 Form of Financial Advisory and Investment Banking Agreement with the Underwriter(1)
       4.3    Form of Common Stock Certificate(1)
       4.4    Form of Common Stock Purchase Warrant(1)
       4.5    Form of Common Stock Purchase Warrant used for Bridge Loans(1)
       4.6    Form of Warrant Agreement(1)
       10.1   Employment Agreement with Laurence Rosen(1)
       10.2   Employment Agreement with Michael Kharitonov(1)
       10.3   Employment Agreement with Jeffrey Wolf, as amended(1)
       10.4   Amendment No. 1 to Employment Agreement with Michael Kharitonov(1)
       10.5   Employment Agreement with Vladislav Rysin(1)
       10.6   License Agreement with Jeane Dixon(1)
              Company's 1996 Incentive Stock Option Plan(1)
       10.8 NetLive Communications, Inc. Performance Share Program and Performance Share Program Trust(2)
       10.9 Settlement and Voting Agreement, dated as of June 12, 1997, among the Company, May Davis Group, Inc. et al.(3)
       10.10 Letter agreement, dated as of June 12, 1997, between the Company and Gary Rogers(3)
       10.11 Severance Agreement, dated as of June 12, 1997, between the Company and Laurence M. Rosen and exhibits thereto including the Consulting Agreement.(3)
       27.1   Financial Data Schedule

-------------
(1) Filed with the Company's Registration Statement filed on Form SB-2 (File No. 333-4057).

(2)    Filed with the Company's Current Report on Form 8-K dated February 27,
       1997.

(3)    Filed with the Company's Current Report on Form 8-K dated July 3, 1997

INDEPENDENT AUDITOR'S REPORT



The Board of Directors
NetLive Communications, Inc.


We have audited the accompanying balance sheet of NetLive Communications, Inc. (a development stage company) as of March 31, 1997 and the related statements of operations, stockholders' equity, and cash flows for the year then ended and for the periods from August 23, 1995 (date of inception) to March 31, 1996 and August 23, 1995 to March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetLive Communications, Inc. as of March 31, 1997 and the results of its operations and its cash flows for the year then ended and for the periods from August 23, 1995 (date of inception) to March 31, 1996 and August 23, 1995 to March 31, 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has had limited operations and a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Goldstein Golub Kessler & Company, P.C.

GOLDSTEIN GOLUB KESSLER & COMPANY, P.C.
New York, New York

April 28, 1997

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                                  BALANCE SHEET

MARCH 31, 1997
-----------------------------------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash and cash equivalents (Note 1)                                                          $      32,958
  Marketable securities (Notes 1 and 3)                                                           2,984,826
  Prepaid expenses and other current assets                                                          32,435
-----------------------------------------------------------------------------------------------------------
            TOTAL CURRENT ASSETS                                                                  3,050,219

Property and Equipment, net (Notes 1 and 4)                                                          93,853

Deferred Income Tax Asset, net of valuation allowance of $340,000 (Notes 1 and 7)                         -

Other Assets (Note 1)                                                                                50,112
-----------------------------------------------------------------------------------------------------------
            TOTAL ASSETS                                                                        $ 3,194,184
===========================================================================================================

LIABILITY AND STOCKHOLDERS' EQUITY

Current Liability - accounts payable and accrued expenses (Note 8)                              $   414,633
-----------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 8)

Stockholders' Equity (Notes 2, 5, 6 and 9):
  Preferred stock - $.0001 par value; authorized 1,000,000 shares, none issued                           --
  Common stock - $.0001 par value; authorized 19,000,000 shares, issued
   and outstanding 2,950,000 shares                                                                     295
  Additional paid-in capital                                                                      5,996,948
  Deficit accumulated during the development stage                                               (2,288,588)
  Deferred compensation (Note 9)                                                                   (929,104)
-----------------------------------------------------------------------------------------------------------
            STOCKHOLDERS' EQUITY                                                                  2,779,551
-----------------------------------------------------------------------------------------------------------
            TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                                            $ 3,194,184
===========================================================================================================


                        The accompanying notes and independent auditor's report
                    should be read in conjunction with the financial statements

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENT OF OPERATIONS


                                                           PERIOD FROM                                 PERIOD FROM
                                                       AUGUST 23, 1995                             AUGUST 23, 1995
                                                    (DATE OF INCEPTION)       YEAR ENDED        (DATE OF INCEPTION)
                                                           TO MARCH 31,         MARCH 31,              TO MARCH 31,
                                                                  1996              1997                      1997
-------------------------------------------------------------------------------------------------------------------
Net revenue                                                      -         $      7,689             $       7,689
-------------------------------------------------------------------------------------------------------------------
Selling, general and administrative expenses:
  Salaries (Note 8)                                    $   160,714               477,019                  637,733
  Research and development                                       -               568,855                  568,855
  Professional fees                                         27,812               374,516                  402,328
  Rent (Note 8)                                              9,724                48,478                   58,202
  Depreciation and amortization                              4,727                28,547                   33,274
  Interest expense and financing costs                       5,189               190,934                  196,123
  Interest and dividend income                                   -              (113,686)                (113,686)
  Other                                                     34,963               478,485                  513,448
-------------------------------------------------------------------------------------------------------------------
Total expenses                                             243,129             2,053,148                2,296,277
===================================================================================================================
Net loss                                               $  (243,129)          $(2,045,459)             $(2,288,588)
===================================================================================================================
Net loss per common share                              $      (.16)          $      (.75)                       -
===================================================================================================================
Weighted average number of common shares
 outstanding (Note 1)                                    1,543,385             2,733,821                        -
===================================================================================================================


                        The accompanying notes and independent auditor's report
                     should be read inconjunction with the financial statements
                                                                            F-3

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                             STATEMENT OF STOCKHOLDERS' EQUITY

PERIOD FROM AUGUST 23, 1995 (DATE OF INCEPTION) TO MARCH 31, 1997
-------------------------------------------------------------------------------

                                             COMMON STOCK
                                          -------------------        ADDITIONAL
                                           NUMBER                      PAID-IN
                              DATE        OF SHARES    AMOUNT          CAPITAL
-------------------------------------------------------------------------------
Issuance of common
 stock for cash               9/02/95       837,140    $    84      $     6,666
                             12/18/95       400,154         40           22,850
                              1/11/96         3,349         --             --
                              2/01/96        41,857          4           49,996

Contributed property and
 equipment and expenses
 paid by stockholders,
 contributed to the
 Company (Note 9)                              --           --           30,296

Issuance of common
 stock for services
 related to intended IPO      2/19/96        17,500          2           14,873

Issuance of common stock
 in connection with private
 placement (Note 5)           3/20/96       200,000         20          149,980

Issuance of warrants in
 connection with private
 placement (Note 5)           3/20/96          --           --           15,000

Net loss                                       --           --             --
-------------------------------------------------------------------------------
Balance at March 31, 1996                 1,500,000        150          289,661

Issuance of common stock
 in connection with
 private placement
 (Note 6)                     5/09/96       200,000         20          376,009

Issuance of options to
 purchase common stock
 in connection with an
 employment agreement
 (Note 9)                     5/19/96          --           --          300,000

Issuance of common stock
 in connection with IPO
 (Note 2)                     8/12/96       950,000         95        4,302,558

Issuance of common stock
 to trustee under the
 performance share program
 (Note 9)                     3/07/97       300,000         30              (30)

Awards aggregating 106,000
 shares of common stock to
 employees under the
 performance share program
 (Note 9)                     3/07/97          --           --          728,750

Net loss                                       --           --             --
-------------------------------------------------------------------------------
Balance at March 31, 1997                 2,950,000    $   295      $ 5,996,948
===============================================================================

                            (RESTUBBED TABLE FROM ABOVE)

                                                                DEFERRED OFFERING
                                    DEFICIT                     COSTS RELATING TO
                                  ACCUMULATED                     COMMON STOCK
                                  DURING THE        DEFERRED       ISSUED FOR                       PRICE
                                  DEVELOPMENT       COMPEN-     SERVICES RELATED   STOCKHOLDERS'     PER
                                     STAGE           SATION      TO INTENDED IPO      EQUITY        SHARE
-----------------------------------------------------------------------------------------------------------
Issuance of common
 stock for cash                          --              --               --      $     6,750    $     .01
                                         --              --               --           22,890          .06
                                         --              --               --               --           --
                                         --              --               --           50,000         1.19

Contributed property and
 equipment and expenses
 paid by stockholders,
 contributed to the
 Company (Note 9)                        --              --               --           30,296           --

Issuance of common
 stock for services
 related to intended IPO                 --              --      $   (14,875)              --          .85

Issuance of common stock
 in connection with private
 placement (Note 5)                      --              --               --          150,000          .75

Issuance of warrants in
 connection with private
 placement (Note 5)                      --              --               --           15,000           --

Net loss                        $  (243,129)             --               --         (243,129)          --
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 1996          (243,129)             --          (14,875)          31,807           --

Issuance of common stock
 in connection with
 private placement
 (Note 6)                                --              --               --          376,029         2.50

Issuance of options to
 purchase common stock
 in connection with an
 employment agreement
 (Note 9)                                --     $  (212,500)              --           87,500           --

Issuance of common stock
 in connection with IPO
 (Note 2)                                --              --           14,875        4,317,528         5.50

Issuance of common stock
 to trustee under the
 performance share program
 (Note 9)                                --              --               --              --            --

Awards aggregating 106,000
 shares of common stock to
 employees under the
 performance share program
 (Note 9)                                --        (716,604)              --           12,146        6.875

Net loss                         (2,045,459)             --               --       (2,045,459)          --
-----------------------------------------------------------------------------------------------------------
Balance at March 31, 1997       $(2,288,588)      $(929,104)           - 0 -      $ 2,779,551
===========================================================================================================

                        The accompanying notes and independent auditor's report
                    should be read in conjunction with the financial statements

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                        STATEMENT OF CASH FLOWS

                                                                         PERIOD FROM                              PERIOD FROM
                                                                     AUGUST 23, 1995                          AUGUST 23, 1995
                                                                  (DATE OF INCEPTION)      YEAR ENDED      (DATE OF INCEPTION)
                                                                         TO MARCH 31,        MARCH 31,            TO MARCH 31,
                                                                                1996             1997                    1997
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                              $  (243,129)       $(2,045,459)       $(2,288,588)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Expenses paid by stockholders, contributed to the
     Company                                                                 12,006               --               12,006
    Depreciation and amortization                                             4,727             28,547             33,274
    Amortization of deferred compensation expense                              --               99,646             99,646
    Amortization of debt issue costs and discount
     on notes payable                                                         3,869            186,131            190,000
    Changes in operating assets and liabilities:
      Increase in prepaid expenses and other current assets                  (1,771)           (30,664)           (32,435)
      Increase in other assets                                               (2,175)           (42,500)           (44,675)
      Increase in accounts payable and accrued expenses                     144,813            269,820            414,633
-------------------------------------------------------------------------------------------------------------------------------
                    NET CASH USED IN OPERATING ACTIVITIES                   (81,660)        (1,534,479)        (1,616,139)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
 Purchase of property and equipment                                         (14,703)           (75,799)           (90,502)
 Acquisition of intangibles                                                  (4,220)            (1,920)            (6,140)
 Purchase of available-for-sale securities                                     --           (4,984,826)        (4,984,826)
 Proceeds from sales of available-for-sale securities                          --            2,000,000          2,000,000
-------------------------------------------------------------------------------------------------------------------------------
                    NET CASH USED IN INVESTING ACTIVITIES                   (18,923)        (3,062,545)        (3,081,468)
-------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Net proceeds from issuance of common stock                                 79,640          4,737,057          4,816,697
  Principal payments on obligations under capital leases                       (162)           (17,470)           (17,632)
  Proceeds from issuance (repayment) of notes payable                       250,000           (250,000)              --
  Debt issue costs                                                          (25,000)              --              (25,000)
  Deferred offering costs                                                   (43,500)              --              (43,500)
-------------------------------------------------------------------------------------------------------------------------------
                    NET CASH PROVIDED BY FINANCING ACTIVITIES               260,978          4,469,587          4,730,565
-------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                             160,395           (127,437)            32,958
Cash and cash equivalents at beginning of period                               --              160,395               --
Cash and cash equivalents at end of period                              $   160,395        $    32,958        $    32,958
===============================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                              $        70        $     6,053        $     6,123
===============================================================================================================================
SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
 AND INVESTING ACTIVITIES:
  Contributed property and equipment                                    $    18,290               --          $    18,290
===============================================================================================================================
  Capital lease obligations incurred                                    $    17,632               --          $    17,632
===============================================================================================================================
  Common stock issued for services related to intended IPO              $    14,875               --          $    14,875
===============================================================================================================================
  Common stock and stock options issued for employment
   agreement and services                                                      --          $ 1,028,750        $ 1,028,750
===============================================================================================================================


                        The accompanying notes and independent auditor's report
                    should be read in conjunction with the financial statements

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
1. PRINCIPAL BUSINESS ACTIVITY AND SIGNIFICANT ACCOUNTING POLICIES:

NetLive Communications, Inc. (a development stage company) (the "Company") was incorporated on August 23, 1995 under the laws of the State of Delaware. The Company was developing live, one-on-one, videoconferenced entertainment, educational and counseling services over the Internet and technologies designed to deliver such content services to consumers. Subsequent to March 31, 1997, the Company has shifted its focus to concentrate principally on developing Internet call center software technologies to license to businesses.

Property and equipment are recorded at cost. Depreciation is provided for by the straight-line method over the estimated useful lives of the property and equipment.

Trademarks are being amortized over 10 years using the straight-line method and are included in other assets in the accompanying balance sheet.

The Company recognizes revenue when services are provided.

Research and development expenses, consisting primarily of salaries and consulting fees to support technology and services content development, are expensed as incurred.

The Company employs the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, under which method recorded deferred income taxes reflect the tax consequences on future years of temporary differences (differences between the tax basis of assets and liabilities and their financial amounts at year-end). The Company provides a valuation allowance that reduces deferred tax assets to their net realizable value.

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

The preparation of financial statements in accordance with generally accepted accounting principles requires the use of estimates by management.

Net loss per share of common stock has been computed using the weighted average number of shares of common stock outstanding. For purposes of this computation shares of common stock issued prior to the initial filing of the Registration Statement relating to the Initial Public Offering ("IPO") and shares issuable upon the exercise of all common stock purchase options outstanding, with exercise prices below the IPO price, have been included in weighted average number of shares outstanding, since inception, utilizing the treasury stock method. Common stock equivalents issued after the IPO are not included in the weighted average number of shares since the effect would be antidilutive.

Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
The Company's debt securities, consisting of U.S. government obligations, are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and discounts to maturity. Such amortization is included in interest and dividend income.

Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Dividends on securities classified as available-for-sale are included in interest and dividend income.

The Company adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, for its 1997 fiscal year which requires the Company to review its long-lived assets and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be fully recoverable. The adoption of this pronouncement did not have a material effect on the Company's financial statements.

During 1996, SFAS No. 123, Accounting for Stock-Based Compensation, became effective for the Company. SFAS No. 123 prescribes the recognition of compensation expense based on the fair value of options determined on the grant date. However, SFAS No. 123 allows companies currently applying Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees, to continue using that method. The Company has therefore elected to continue applying the intrinsic value method under APB No. 25 and therefore does not recognize compensation expense for options granted, where options are granted at a price equal to market value on the date of grant. For companies that choose to continue applying the intrinsic value method, SFAS No. 123 requires certain pro forma disclosures as if the fair value method had been utilized. See Note 9 for additional discussion.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. The Company does not anticipate the effect on earnings per share to be material.

2. INITIAL PUBLIC OFFERING:

In August 1996, the Company completed an IPO of 950,000 shares of its common stock at $5.50 per share and 730,000 common stock purchase warrants for $.10 per warrant. The net proceeds to the Company, after deducting underwriting commissions and expenses of the offering of approximately $1,100,000, were approximately $4,200,000. Additionally, the Company received net proceeds of

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
approximately $9,500 from the issuance of common stock purchase warrants and the underwriters' warrant pursuant to an over-allotment option.

3. MARKETABLE SECURITIES:

At March 31, 1997, the fair value of the Company's available-for-sale securities aggregated $2,984,826, which approximates cost. These securities, consisting of U.S. government obligations, mature within one year. Realized gains and losses are determined on the basis of specific identification. During the year ended March 31, 1997, sales proceeds on securities classified as available-for-sale securities were $2,000,000 with no significant gross realized gains or losses recognized.

4. PROPERTY AND EQUIPMENT:

Property and equipment, at cost, consists of the following:


                                                               Estimated
                                                             Useful Life
------------------------------------------------------------------------
Furniture and equipment                         $  13,535        5 years
Computer and video equipment                      112,889        3 years
------------------------------------------------------------------------
                                                  126,424
Less accumulated depreciation and amortization     32,571
========================================================================
                                                $  93,853
========================================================================

5. NOTES PAYABLE:

In March 1996, the Company completed a private placement for which it received in the aggregate $250,000 and in exchange issued 200,000 shares of common stock, 1,000,000 redeemable common stock purchase warrants and $250,000 aggregate principal amount of its 12% redeemable promissory notes with interest payable upon repayment. The notes were due and payable at the earlier of the completion of the Company's proposed IPO, March 1998, or the date of closing of a sale of securities by the Company in an amount of $500,000 or greater, as defined. Accordingly, the notes were repaid in May 1996 (see Note 6) and the Company recorded a charge to operations of approximately $165,000. In connection with this private placement, the Company incurred costs amounting to $25,000.

In accordance with paragraph 16 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, values were assigned to each part of the transaction based on an allocation of the relative fair values of the securities at the time of issuance. The fair value of the promissory notes were based on a 24% discount rate after effecting for the costs of the offering. The fair value of the common stock was determined to be $2.50 per share which was the price at which 200,000 shares of common stock were sold in May 1996 (see Note 6). The fair value of the warrants was estimated at $.05 per warrant. Accordingly, a value of $85,000 was assigned to the promissory notes, a value of $150,000 was assigned to the common stock and a value of $15,000 was assigned to the warrants.

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
The redeemable common stock purchase warrants are not exercisable until two years from the effective date of the IPO and expire three years from the effective date of the IPO. Each warrant entitles the holder to purchase one share of common stock for $5.50 per share. The Company may call these warrants for redemption one year from the effective date of the IPO, as defined.

6. PRIVATE PLACEMENT:

During May 1996, the Company completed a private placement offering of securities, whereby the Company issued 200,000 shares of common stock at an offering price of $2.50 per share. Costs incurred in connection with the private placement were approximately $124,000. A portion of the proceeds from this private placement was used to repay notes payable (see Note 5).


7. INCOME TAXES:

The tax effects of loss carryforwards and the valuation allowance that give rise to deferred tax assets at March 31, 1997 are as follows:

Compensation expense not currently deductible       $ 15,000
Net operating loss carryforwards                     325,000
Less valuation allowance                            (340,000)
============================================================
           DEFERRED TAX ASSETS                      $   -0 -
============================================================

As of March 31, 1997, the Company had net operating loss carryforwards available to offset future taxable income of approximately $2,167,000 which expire in various years through 2012. Between March 1996 and August 1996, the Company completed an IPO and private offerings of securities. Under Section 382 of the Internal Revenue Code (the "Code") these activities effected an ownership change and thus may severely limit, on an annual basis, the Company's ability to utilize its net operating loss carryforwards. The Company uses the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and the related valuation allowance because the Company has had no taxable earnings through March 31, 1997.

The reconciliation of income tax benefit resulting from applying U.S. federal statutory tax rates to pretax loss and the reported amount of income tax benefit is as follows:

                                           Period from
                                       August 23, 1995
                                    (date of inception)    Year ended
                                           to March 31,      March 31,
                                                  1996           1997
-----------------------------------------------------------------------
Tax benefit at federal statutory rate of 15%  $ 36,000       $ 307,000
Increases in valuation allowance               (36,000)       (304,000)
Other                                          -                (3,000)
=======================================================================
                                               $ - 0 -       $  - 0 -
=======================================================================

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
8. COMMITMENTS AND CONTINGENCIES:

The Company leases office space under noncancelable operating leases which expire at various dates through November 1998. The leases are subject to escalations for the Company's share of increases in real estate taxes.

Minimum future obligations under the leases are as follows:

Year ending March 31,
       1998                                          $47,802
       1999                                           32,707
============================================================
                                                     $80,509
============================================================


Rent expense charged to operations for the period from August 23, 1995 (date of inception) to March 31, 1996 and for the year ended March 31, 1997 amounted to $9,724 and $48,478, respectively.

The Company has entered into employment agreements with a consultant and executive officers of the Company which provide for compensation through May 18, 1999 as follows:

Year ending March 31,
       1998                                         $280,361
       1999                                          191,611
       2000                                           16,392
============================================================
                                                    $488,364
============================================================

Included in accounts payable and accrued expenses are accrued bonuses of approximately $78,000 due to two officers under employment agreements described above and accrued severance pay of approximately $147,000 due to the former president of the Company.

9. STOCKHOLDERS' EQUITY:

Effective March 5, 1996, the Company's board of directors approved an approximate 837.14-for-1 stock split, whereby the number of shares of outstanding common stock was increased from 1,532 to 1,282,500. The stated par value of each share was not changed from $.0001. A total of $130 was reclassified from the Company's additional paid-in capital account to the Company's common stock account. All share and per share amounts have been restated to retroactively reflect the stock split.

The cash cost of the contributed property and equipment and expenses paid by stockholders aggregated $30,296. Contributed property and equipment aggregating $18,290 which mainly consisted of computer and video equipment have been recorded at the stockholders' cost. Expenses paid by stockholders aggregating $12,006 consisted of consulting expense, travel expense and other miscellaneous costs.

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
During February 1996, the board of directors of the Company adopted the 1996 Stock Option Plan (the "Plan") which authorizes the granting to employees, officers and directors of the Company options to purchase up to an aggregate of 800,000 shares of common stock. Both nonqualified options and options intended to qualify as incentive stock options ("ISOs") under the Code of 1986, as amended, may be granted under the Plan. ISOs granted under the Plan may not be granted at a price less than the fair market value of the common stock on the date of the option grant, provided that the exercise price of such option granted to a stockholder owning more than 10% of the outstanding common stock of the Company may not be less than 110% of the fair market value of the common stock on the date of the option grant. The term of each option and the manner of exercise are determined by a committee appointed by the board of directors, but in no case can the options be exercised in excess of 10 years beyond the grant date, as defined.

In February 1996, the Company issued options to purchase an aggregate of 260,000 shares of common stock outside the Plan to certain executive officers, nonemployee directors and consultants. The options will be exercisable at $2.50 per share of common stock commencing one year from the date of grant. Options to purchase 130,000 shares of common stock are exercisable at the earlier of five years from the date of grant or when the Company achieves net income, as defined, of at least $1,250,000 for a full fiscal year. Options to purchase the remaining 130,000 shares are exercisable one year from the date of grant.

In March 1996, options to purchase 622,854 shares of common stock at exercise prices ranging from $2.50 to $5.50 per share were granted under the Plan. A portion of the options become exercisable one year following the effective date of the Company's IPO and the balance of the options become exercisable incrementally every six months for a three-year period.

In accordance with APB No. 25, no compensation expense has been recorded on the option grants since the exercise price of each option granted was the fair market value of the common stock on the date of the option grant.

In May 1996, in connection with an employment agreement, the Company issued options to purchase 100,000 shares of common stock to an employee. In connection with the issuance of the options, the Company recorded deferred compensation of $300,000 to reflect the difference between the fair market price of the stock and the exercise price of the options at the date of issuance. The deferred compensation is being amortized over three years, the term of the employment agreement. During the year ended March 31, 1997, the Company recorded a charge to earnings of $87,500 for amortization of deferred compensation.

During February 1997, the board of directors of the Company adopted a restricted stock program which authorized the establishment of a trust and contributed to the trust 300,000 shares of the Company's common stock that shall be held therein, until distributed to employees, as defined. Shares to be awarded in the name of the employee will have all rights of a stockholder, subject to certain restrictions or forfeitures. Restrictions on the awards expire annually over a five-year period. During March 1997, 106,000 shares of common stock were granted to certain employees. The market value on the date of these grants was $728,750, which has

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
been recorded as deferred compensation and is shown as a separate component of stockholders' equity. The deferred compensation is being charged to selling, general and administrative expense over the five-year vesting period. Compensation charged to selling, general and administrative expense was $12,146 for the year ended March 31, 1997.

Presented below is a summary of stock option plans activity for the periods shown:

                                        Wtd.                  Wtd.
                                        Avg.                  Avg.
                                      Exercise    Options   Exercise
                             Options   Price    Exercisable  Price
-------------------------------------------------------------------
Granted                      882,854    $3.42       -           -
-------------------------------------------------------------------
Balance at March 31, 1996    882,854     3.42       -           -
Granted                      215,000     3.95       -           -
Canceled                     (96,007)    3.91       -           -
-------------------------------------------------------------------
      BALANCE AT
      MARCH 31, 1997       1,001,847    $3.49    156,667      $3.07
===================================================================

The following table summarizes information for options currently outstanding and exercisable at March 31, 1997:

                     Options Outstanding   Options Exercisable
                     -------------------   -------------------
                            Wtd.      Wtd.             Wtd.
                            Avg.      Avg.             Avg.
                          Remaining Exercise         Exercise
Price              Number   Life      Price  Number    Price
------------------------------------------------------------
 $2.50            641,848    7 yrs    $2.50 131,667    $2.50
  4.81             75,000    4 yrs     4.81    -         -
  5.00            115,000    4 yrs     5.00    -         -
  5.50            159,999    5 yrs     5.50  15,000     5.50
  7.25             10,000   10 yrs     7.25  10,000     7.25
------------------------------------------------------------
 $2.50 - $7.25  1,001,847    6 yrs    $3.49 156,667    $3.07
============================================================

The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options, and accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the period from August 23, 1995 (date of

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
inception) to March 31, 1996 and the year ended March 31, 1997 would approximate the pro forma amounts shown in the table below.

                                   Period from
                               August 23, 1995
                            (date of inception)  Year ended
                                   to March 31,    March 31,
                                          1996         1997
-------------------------------------------------------------
Reported net loss                    $(243,129)  $(2,045,459)
=============================================================
Pro forma net loss                   $(732,740)  $(2,314,309)
=============================================================
Reported net loss per common share   $    (.16)  $      (.75)
=============================================================
Pro forma net loss per common share  $    (.47)  $      (.85)
=============================================================

The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted- average assumptions:

                                   Period from
                               August 23, 1995
                            (date of inception)  Year ended
                                   to March 31,    March 31,
                                          1996         1997
--------------------------------------------------------------
Expected life of options           3 to 5 yrs     3 to 6 yrs
==============================================================
Risk-free interest rate           5.51% - 6.22%  6.06% - 6.82%
==============================================================
Expected volatility of NetLive
 Communications, Inc.                  49%            49%
==============================================================
Expected dividend yield on NetLive
 Communications, Inc.                   -             -
==============================================================

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------
The weighted-average fair value of options granted during 1996 and 1997 is as follows:

                                            Period from
                                        August 23, 1995
                                     (date of inception)  Year ended
                                            to March 31,    March 31,
                                                   1996         1997
---------------------------------------------------------------------
Fair value of each option granted             $     .55        $ 1.25
Total number of options granted                 882,854       215,000
=====================================================================
     TOTAL FAIR VALUE OF ALL OPTIONS GRANTED  $ 489,611     $ 268,850
=====================================================================

In accordance with SFAS No. 123, the weighted-average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because the Company's incentive stock options do not trade on a secondary exchange, employees can receive no value or derive any benefit from holding stock options under these plans without an increase in the market price of the Company. Such an increase in stock price would benefit all stockholders commensurately.

10. GOING CONCERN:

The Company is in the development stage, has a limited operating history, has not generated significant revenue through March 31, 1997, and has an accumulated deficit at March 31, 1997. The Company has devoted substantially all of its efforts to financial planning, raising capital, and research and development with respect to internet-related technology to be utilized in commercial applications.

The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern. Management believes that the development, marketing and initial sales of certain of its internet-related technologies will occur before March 31, 1998, thus generating working capital. The Company is also considering other financing alternatives which will allow the Company to continue as a going concern. If there is no or insufficient revenue from the commercial applications of the Company's technologies during the year ending March 31, 1998, or additional financing cannot be obtained, the Company would be materially and adversely affected and there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments necessary if the Company becomes unable to continue operations for any reason.