Form 10KSB/A
period 1997-03-31
NETLIVE COMMUNICATIONS INC
filed 1997-07-29
CIK 1013277

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                FORM 10-KSB/A-1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
       _______________

                          Commission File No. 0-28728

                          NetLive Communications, Inc.
       (Exact name of Small Business Issuer as Specified in its Charter)
------------------------------------------------------------------------------

 Delaware                                                   13-3848652
------------------------------------------------------------------------------

(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)
------------------------------------------------------------------------------


584 Broadway, New York, New York                              10012
------------------------------------------------------------------------------

(Address of principal executive offices)                      (Zip
                                                              Code)
------------------------------------------------------------------------------
         Issuer's telephone number, including area code: (212) 343-7082

Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act:
                              Title of Each Class
               Common Stock, par value $.0001 per share
               Common Stock Purchase Warrants

         Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for its most recent fiscal year was $7,689.

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

                      DOCUMENTS INCORPORATED BY REFERENCE

         Certain Exhibits listed in Item 13 have been incorporated by reference. The Form 10-KSB filed on July 14, 1997 incorporated by reference, in
Part III, portions of the Issuer's Proxy Statement relating to the 1997 Annual Meeting of Stockholders. This Form 10-KSB/A-1 has been filed to provide such referenced information on a timely basis in lieu of the Proxy Statement, which will be filed subsequently by the Issuer.

         The Exhibit Index appears on page 25 of Form 10-KSB as previously filed.

                          NETLIVE COMMUNICATIONS, INC.

                                FORM 10-KSB/A-1


                               TABLE OF CONTENTS


                                                                          Page
                                                                          ----

PART I  ...............................................................      5

PART II ...............................................................      5

PART III ..............................................................      5
     Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act......      5
     Item 10.   Executive Compensation.................................      6
     Item 11.   Security Ownership of Certain Beneficial Owners and
                Management.............................................     12
     Item 12.   Certain Relationships and Related Transactions.........     15
     Item 13.   Exhibits and Reports on Form 8-K ......................     16

         NETLIVE COMMUNICATIONS, INC.

PART I

ITEMS 1 THROUGH 4 - RESPONSES TO THESE ITEMS HAVE BEEN PREVIOUSLY PROVIDED AND THEREFORE HAVE BEEN OMITTED HEREIN.


PART II

ITEMS 5 THROUGH 8 - RESPONSES TO THESE ITEMS HAVE BEEN PREVIOUSLY PROVIDED AND THEREFORE HAVE BEEN OMITTED HEREIN.


PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

         The following persons constitute the present Board of Directors of the Company. Nominees for election to the Board of Directors at the forthcoming 1997 Annual Meeting of Stockholders of the Company have not yet been determined. Such information shall be provided in an amendment to this Form 10-KSB/A-1, which is hereby incorporated by reference.

Name and Age                         Business Experience and Other Affiliations or Significant
                                     Activities
------------                         -------------------------------------------------------------

Ross S. Glatzer, 50                 ROSS S. GLATZER has been a Director of the Company since July
                                    1996.  Since November 1996, Mr. Glatzer has served as President and Chief Executive Officer of International Commerce Exchange
                                    Systems, Inc., an electronic commerce services company.  From
                                    1986 to April 1995, Mr. Glatzer was employed by Prodigy
                                    Services, Inc., a leading consumer on-line service, most recently having held the positions of President and Chief Executive Officer.

John E. Meier, 51                   JOHN E. MEIER has been a Director of the Company since July
                                    1996. Mr. Meier was hired as Chief Operating Officer of the
                                    Company in July 1997.  From July 1996 to July 1997, Mr. Meier
                                    served as a Vice President of Subscriber Marketing of AirMedia,



                                    a division of Ex Machina, Inc., an Internet broadcast network.  From
                                    1976 to 1996, Mr. Meier was employed by CompuServe,
                                    Incorporated, a leading consumer on-line service, having held the positions of Senior Vice President of Market Planning and
                                    Development, and Senior Vice President of Membership Support
                                    and Retention.


Michael Kharitonov, 34              MICHAEL KHARITONOV, PH.D. is a co-founder of the Company.  He has been the Chairman of the Board and Director of Technology of the Company since April 1996, and President and Chief Executive
                                    Officer since June 1997.  Dr. Kharitonov served as Secretary of the
                                    Company from April 1996 through October 1996.  From
                                    November 1992 to April 1996, Dr. Kharitonov was employed by
                                    D.E. Shaw & Co., an investment management firm, most recently having held the position of vice president.

Andrew J. Schwartz, 33              ANDREW J. SCHWARTZ is a co-founder of the Company.  He has been a Director of the Company since June 1997.  He has been
                                    General Counsel of the Company since March 1996, Vice President of Business Development since October 1996,  Secretary since
                                    October 1996 and Treasurer and Chief Financial Officer since June
                                    1997.  From September 1991 through March 1996, Mr. Schwartz was employed as an attorney at McCarter & English, a New Jersey based law firm.

Jeffrey Wolf, 34                    JEFFREY WOLF is a co-founder of the Company.  He has been a
                                    Director of the Company since September 1995.  From September
                                    1995 through December 1995, Mr. Wolf served as the President of the Company, and from September 1995 through April 1996, Mr.
                                    Wolf served as the Treasurer of the Company.  Mr. Wolf has been a managing director of Athena Ventures, LLC, a New York City based venture capital firm, since January 1996.  From November
                                    1994 through December 1995, Mr. Wolf was the head of Berenson
                                    Minella Ventures, the venture capital division of Berenson Minella and Company, a New York City based merchant bank.

     The following person is an Executive Officer of the Company who is not a
Director:

Vladislav Rysin, 37                 Vladislav Rysin, Ph.D. has been the Vice President of Technology of the Company since October 1996 and Senior Software
                                    Developer and Project Manager since May 1996.   From May 1993
                                    to May 1996, Dr. Rysin served as a Vice President of Accomet
                                    Corporation, a company engaged in the manufacturing and trading of metals.  From May 1992 to May 1993, Dr. Rysin served as a systems manager for Consist International, Inc., a software development company.  From February 1990 to May 1992, Dr.
                                    Rysin served as a project manager for Atedeca



                                    Corporation, C.A., a software development company.

        The Company is not aware of any Director being a director in another reporting company. The Company is not aware of any family relationships among Directors or Executive Officers. Company is not aware of any events during the past five years relating to the ability or integrity of any Director, Executive Officer, promoter or control person of the Company that are required to be disclosed under this Item 9.

        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission (the "Commission") and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended March 31, 1997 and (ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended March 31, 1997, it has been determined that the following Reporting Persons were delinquent with respect to such person's reporting obligations set forth in Section 16(a) of the Exchange Act: (i) Michael Kharitonov, Laurence Rosen, John E. Meier, Ross S. Glatzer, Vladislav Rysin, Andrew J. Schwartz and Jeffrey Wolf each filed one late report on Form 3; (ii) Laurence Rosen filed one late report on Form 4 and (iii) Andrew Schwartz filed two late reports on Form 4. To the Company's knowledge, none of the transactions reported therein resulted in any short-swing profits.


ITEM 10 - EXECUTIVE COMPENSATION

     The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for each of the last two fiscal years since the Company's incorporation on August 23, 1995 and for any other Executive Officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ending March 31, 1997. The Company has not issued or created any stock appreciation rights (SARs), restricted stock awards, pension plans, retirement plans or long-term incentive plan awards.

                           SUMMARY COMPENSATION TABLE

                              ANNUAL COMPENSATION

                                                                                                       Long-Term Compensation
                                                                                                       ----------------------
Name and                 Fiscal Year        Salary ($)         Bonus ($)         Other Annual          Securities Underlying
Principal Position       Ending                                                  Compensation          Options (#)
                         March 31,                                               ($)
------------------       -----------        ----------         ---------         -------------         -----------------------
                         --
Laurence Rosen,          1997               110,833            --                --                    107,490
President and
Chief Executive          1996               61,250             29,167            --                    223,158
Officer

Vladislav Rysin,         1997               90,769             68,467 (1)       87,500 (2)             100,000
Vice President of
Technology

Michael                  1997               70,544             30,000            --                    64,372
Kharitonov,
Director of
Technology


        (1) This amount constitutes a pro-rated portion accrued during fiscal 1997 of a $79,000 bonus paid to Mr. Rysin on May 18, 1997.

        (2) This amount represents amortization of deferred compensation during fiscal 1997 in connection with the issuance of 100,000 options under the 1996 Stock Option Plan based on the difference between the fair market value of the Common Stock underlying the stock options at the time of issuance and the exercise price of such options.


     1996 STOCK OPTION PLAN

         Effective as of February 1996, the Board of Directors and stockholders of the Company adopted the Company's 1996 Stock Option Plan (the "Option Plan"). The Option Plan is intended to recognize the contributions made to the Company by key employees, Officers and Directors of the Company and to provide such persons with additional incentive to devote themselves to the future success of the Company. Furthermore, the Option Plan improves the ability of the Company to attract, retain, and motivate individuals upon whom the Company's sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company through receipt of rights to acquire the Company's Common Stock.

         The Company has reserved 800,000 shares of Common Stock for issuance upon the exercise of options available for future grant under the Option Plan designated as either (i) incentive stock options ("ISO's") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified stock options ("NQSO's"). ISO's may be granted under the Option

Plan to employees (including Directors) and Officers of the Company. NQSO's may be granted to non-employee Directors, and Officers of the Company.

     NON-PLAN STOCK OPTIONS

         The Company has issued options to purchase an aggregate of 260,000 shares of Common Stock (the "Non-Plan Options") outside of the Option Plan to certain Executive Officers, non-employee Directors and consultants. All of such Non-Plan Options have vested. Fifty percent of such options became exercisable on February 28, 1997, and the remaining 50% of such Non-Plan Options become exercisable on the earlier of (i) the Company achieving an after-tax net income of at least $1,250,000 for a full fiscal year or (ii) five years following their date of grant.

     EMPLOYEE PERFORMANCE SHARE PROGRAM

         On February 27, 1997, the Company's Board of Directors adopted the NetLive Communications, Inc. Performance Share Program, an employee deferred compensation plan (the "Performance Plan"). The purpose of the Performance Plan is to provide an incentive for, and to help retain, the Company's employees and to facilitate hiring new employees. The Company also entered into a Trust Agreement whereby the Performance Share Program Trust (the "Trust") was created and issued 300,000 shares of the Company's Common Stock to the Trust. Prior to vesting and distribution to the applicable employee(s), the shares will be voted by the independent trustee of the Trust, Mr. R. Andrew Lee. Upon the end of the fiscal year ended March 31, 1997, the Performance Plan Committee of the Company's Board of Directors had made awards to 12 employees (none of whom is an Officer or Director of the Company) constituting an aggregate of 106,000 shares of Common Stock.

         The Company may, in the future, file a registration statement on Form S-8 under the Securities Act with the Commission registering the options, the shares of Common Stock underlying the options and the Common Stock that may be issued under the two plans and otherwise described immediately above.

         The following table sets forth the information with respect to options issued to the Company's Executive Officers about whom disclosure is required during the fiscal year ended March 31, 1997:

             OPTION GRANTS DURING FISCAL YEAR ENDED MARCH 31, 1997

                                                  % OF TOTAL
                         NUMBER OF                OPTIONS/SARS
                         SECURITIES               GRANTED TO
                         UNDERLYING               EMPLOYEES AND                           MARKET PRICE
                         OPTIONS/SARS             DIRECTORS IN            EXERCISE        ON DATE OF
NAME                     GRANTED (#)              FISCAL YEAR (%)         PRICE ($)       GRANT ($)           EXPIRATION DATE
----                     -------------            ---------------         ----------      -------------      ------------------

Vladislav Rysin          100,000 (1)               46.5                    2.50            5.50                5/19/01

All Directors and
Employees As a
Group                    215,000                  100.0


     (1) All of such options are NQSO's granted under the Option Plan.

         The following table sets forth the information with respect to options held by the Company's Executive Officers about whom disclosure is required at the end of the fiscal year ending March 31, 1997. The share closing price on March 31, 1997 for the Company's Common Stock was $6.875.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                     NUMBER OF                                 NUMBER OF
                     SECURITIES           VALUE OF             SECURITIES             VALUE OF
                     UNDERLYING           UNEXERCISED          UNDERLYING             UNEXERCISED IN-
                     UNEXERCISED,         IN-THE-MONEY         UNEXERCISED,           THE-MONEY
                     EXERCISEABLE         EXERCISEABLE         UNEXERCISEABLE         UNEXERCISEABLE
                     OPTIONS AT           OPTIONS AT           OPTIONS AT FY          OPTIONS AT FY
NAME                 FY END (#)           FY END ($)           END (#)                END ($)
----                -------------         ------------         --------------         ---------------

LAURENCE             46,579               203,783              284,069                856,637
ROSEN

MICHAEL              27,895               122,040              162,266                563,360
KHARITONOV

VLADISLAV            --                   --                   100,000                437,500
RYSIN




        DIRECTOR COMPENSATION

         Directors who are employed by or serve as consultants to the Company do not currently receive fees for their services as Directors. Outside Directors currently receive $1,500 for each Board meeting they attend. All Directors are reimbursed for travel and other necessary business expenses incurred in such capacity in the performance of their services for the Company.

         EMPLOYMENT AGREEMENTS

         Effective as of September 1, 1995, the Company entered into a consulting agreement with Jeffrey Wolf. In addition, effective as of April 5, 1996, the Company entered into an employment agreement with Michael Kharitonov, and, effective as of May 19, 1996, the Company entered into an employment agreement with Vladislav Rysin. The consulting agreement with Jeffrey Wolf was amended effective May 1, 1996. In addition, the Company's employment agreement with Michael Kharitonov was amended effective July 1, 1996. Effective as of September 1, 1995, the Company entered into an employment agreement with Laurence Rosen. Effective as of June 12, 1997, the Company entered into a severance agreement and related agreements with Laurence Rosen.


         Pursuant to the consulting agreement with Jeffrey Wolf, which was amended effective as of May 1, 1996, Mr. Wolf received a consulting fee of $50,000 per year through August 31,

1996 and a consulting fee of $55,000 per year for the year commencing September 1, 1996. Mr. Wolf will receive $60,000 per year for the year commencing September 1, 1997. In addition, Mr. Wolf received 73,860 options, 50% of which are exercisable upon the earlier of (i) the Company achieving certain earnings standards or (ii) five years from the date of grant. The consulting agreement will be renewed for successive one year terms unless the Company gives 30 days prior written notice of its intention not to renew the agreement. The consulting agreement may be terminated by the Company upon the death of Mr. Wolf or by either party for just cause (as defined in the consulting agreement). The consulting agreement also provides for payments to Mr. Wolf for a nine month period following termination equal to his base salary and a pro-rata portion of any bonus to which he would have been entitled in the event that the consulting agreement is terminated other than as a result of the death of Mr. Wolf, for cause or for lack of renewal thereof. The agreement does not require Mr. Wolf to devote his time exclusively to the Company and also subjects Mr. Wolf to certain confidentiality and non-competitive provisions.

         Pursuant to the employment agreement with Dr. Kharitonov, which was amended effective July 1, 1996, Dr. Kharitonov received a base annual salary of $100,000 per year through August 31, 1996, a salary of $110,000 per year for the year commencing September 1, 1996 and will receive $120,000 per year for the year commencing September 1, 1997. However, Dr. Kharitonov has the option to perform work for the Company on a reduced hour basis. In the event that Dr. Kharitonov elects to perform his duties on a reduced hour basis, his salary shall be adjusted so that the Company shall pay him a base salary after such election at the rate of $50,000 per annum through August 31, 1996, $55,000 from September 1, 1996 through August 31, 1997, $60,000 per annum from September 1, 1997 through August 31, 1998 and such equal or greater amount in each subsequent year of the term of the employment agreement as may be determined by the Board of Directors, payable in equal installments on a semi-monthly basis in arrears. This reduced hour option was exercised by Dr. Kharitonov from August 16, 1996 to February 28, 1997. Further, Dr. Kharitonov was paid a bonus of $30,000 on January 1, 1997. In addition, Dr. Kharitonov received 55,789 options, 50% of which are exercisable upon the earlier of (i) the Company achieving certain earnings standards or (ii) five years from the date of grant. The employment agreement will be renewed for successive one year terms unless the Company gives 30 days prior written notice of its intention not to renew the agreement. The employment agreement may be terminated by the Company upon the death of Dr. Kharitonov and by either party or for just cause (as defined in the employment agreement). The employment agreement also provides for payments to Dr. Kharitonov following termination as follows: (i) so long as Dr. Kharitonov performs his duties as a full-time employee of the Company, upon termination Dr. Kharitonov shall receive payments equal to his base salary and a pro-rata portion of any bonus to which he would have been entitled for a nine month period after termination in the event that the employment agreement is terminated other than as a result of the death of Dr. Kharitonov, for just cause (as defined in the employment agreement) or for lack of renewal thereof, or (ii) in the event that Dr. Kharitonov elects to perform his duties on a reduced hour basis, upon termination Dr. Kharitonov shall receive payments equal to the amount described above but for the entire remaining term of the employment agreement. The agreement with Dr. Kharitonov includes certain confidentiality and non-competitive provisions. Upon Dr. Kharitonov's promotion to President and CEO on June 12, 1997, the Board of Directors increased his salary to $115,000 per annum.

         Pursuant to the agreement with Dr. Rysin, the Company's Vice President of Technology and Senior Software Developer and Project Manager, Dr. Rysin received a base salary of $98,000 per year through May 18, 1997, receives $108,000 per year for the year commencing

May 19, 1997 and will receive $118,000 per year for the year commencing May 19, 1998. In addition, Dr. Rysin received 100,000 vested options, one-third of which became exercisable one (1) year from the date of his employment agreement, and an additonal one-sixth of which shall become exercisable every six months thereafter. The employment agreement will be renewed for successive one year terms unless the Company gives 30 days prior written notice of its intention not to renew the agreement. The employment agreement may be terminated by the Company upon the death of Dr. Rysin or for just cause (as defined above). Further, Dr. Rysin may also terminate the employment agreement for just cause (as defined above). The employment agreement also provides for payments to Dr. Rysin for a nine month period following termination equal to his base salary and a pro-rata portion of any bonus to which he would have been entitled in the event that the employment agreement is terminated other than as a result of the death of Dr. Rysin, for cause (as defined above) or for lack of renewal thereof. Further, Dr. Rysin shall be paid a bonus of $79,000 on the last day of the month on each of the twelfth, twenty-fourth and thirty-sixth months of the employment agreement. The agreement with Dr. Rysin includes certain confidentiality and non-competitive provisions. Upon his promotion to Vice President of Technology on October 7, 1996, the Company increased Mr. Rysin's salary to $110,000 per year through May 19, 1997, $120,000 per year through May 19, 1998 and $130,000 per year through May 19, 1999.



              The employment agreement with Mr. Rosen, the Company's
President, Chief Executive Officer, and a Director through June 12, 1997, provided, among other things, that, Mr. Rosen receive a base salary of $105,000 per year through August 31, 1996, and a salary of $115,000 per year for the year commencing September 1, 1996 and $125,000 per year for the year commencing September 1, 1997. In addition, Mr. Rosen received 93,158 options, 50% of which are exercisable upon the earlier of (i) the Company achieving certain earnings standards or (ii) five years from the date of grant. On June 12, 1997, a certain Severance Agreement (the "Severance Agreement") and various related documents including a certain Consulting Agreement
(the "Consulting Agreement") between the Company and Laurence Rosen became effective. Mr. Rosen resigned as President, Chief Executive Officer, as a member of the Board of Directors and all other positions with the Company. Concurrently, the Company paid Mr. Rosen $147,500. Under the Severance Agreement, the Company and Mr. Rosen exchanged mutual releases and made provision for certain of Mr. Rosen's stock options and benefits. Mr. Rosen also agreed not to hire, or be hired by, directly or indirectly, any existing employees of the Company for one year. Under the Consulting Agreement, Mr. Rosen is to serve as a consultant to the Company from the Effective
Date through September 1, 1997 and be compensated at the rate of $500 per month.

              Currently, all of the Officers of the Company perform their duties as full-time employees of the Company.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT


         Based on information filed on Schedule 13D with the Commission, relating to a March 11, 1997 reporting date, a "group" consisting of Laurence Rosen, Jeffrey Wolf, Michael Kharitonov, Andrew Schwartz and Scott Wolf (individually a "Founder," and collectively the "Founders" or the "Founders Group") entered into a certain Stockholders' Agreement dated March 8, 1997 (the Stockholders' Agreement") that provides, among other things, that each of the Founders will vote all of the Company's securities then owned in the manner approved in writing by a majority of such securities then owned by all of the Founders in the aggregate. The Stockholders' Agreement further provides that no transfer of the Company's securities by any of the Founders shall be effective, and no transferee will be entitled to vote such securities or any other indices of ownership, unless and until such transferee agrees in writing to be bound by the terms and conditions of the Stockholders' Agreement. The Stockholders' Agreement terminates upon a merger, the dissolution of the Company, the written agreement of any subset of Founders owning 51% of the securities owned by the Founders in the aggregate or August 12, 1998, whichever occurs earliest. In such Schedule 13D, the Founders disclaimed beneficial ownership of the securities owned by other Founders and disclaimed that they were a single reporting entity for any other purpose. The Company believes that the Founders, as of July 1, 1997, beneficially own an aggregate of 50.1% of Common Stock outstanding as calculated for purposes of Section 13(d)(3) of the Exchange Act, which includes options either currently exercisable or exercisable in the next 60 days for 512,085 shares of Common Stock.

         As of July 1, 1997, R. Andrew Lee, 2100 Connecticut Avenue, N.W, Suite 705, Washington, D.C. 20008, held as Trustee of the NetLive Communications, Inc. Performance Share Trust (the "Trust") established under the NetLive Communications, Inc. Performance Share Program Plan (the "Plan") 300,000 shares of Common Stock. The Trustee exercises sole voting and dispositive power over such shares.

         Based on information filed on Schedule 13D with the Commission, a "group" consisting of May Davis Group, Inc., Owen May, Dibo Attar and Dennis Sal (the "May Davis Group") beneficially own an aggregate of 19.0% of the shares of Common Stock outstanding (which includes 500,000 shares subject to warrants) for purposes of Section 13(d)(3) of the Exchange Act. Mr. Attar, who reported ownership of no shares personally, reported shared ownership of 555,000 shares beneficially owned by certain funds. The disclosure required pursuant to Schedule 13D describes voting power and Mr. Attar has disclaimed beneficial ownership of such shares for other purposes.

         In addition to those set forth above, the table below lists any person known by the Company (including any "group") who is known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock as of July 1, 1997. Except as otherwise stated, all persons named have sole voting and investment power over the shares reported as owned.


                                                             AMOUNT AND
                                                             NATURE OF
                               NAME & ADDRESS OF             BENEFICIAL OWNER
TITLE OF CLASS                 BENEFICIAL OWNER              (SHARES)                      PERCENT OF CLASS
---------------                -------------------           -----------------             ------------------

Common Stock                   Laurence Rosen, 94            567,319 (1)                     17.9%
                               Hudson St.,
                               Hoboken, NJ  07030

Common Stock                   Jeffrey Wolf, 230             463,705 (2)                     15.1%
                               Central Park West,
                               New York, NY
                               10024

Common Stock                   Michael Kharitonov,           393,477 (3)                     12.8%
                               145 West 71st St.,
                               Apt. 4F, New York,
                               NY  10023

Common Stock                   Scott Wolf, 2501              196,071 (4)                     6.6%
                               Irving Ave. South,
                               Minneapolis, MN
                               55405

         (1) Includes options either currently exercisable or exercisable in the next 60 days for 219,069 shares of common stock. These shares are also included within, and constitute a portion of, the Founder Group described above.

         (2) Includes options either currently exercisable or exercisable in the next 60 days for 122,152 shares of common stock. These shares are also included within, and constitute a portion of, the Founder Group described above.

         (3) Includes options either currently exercisable or exercisable in the next 60 days for 127,267 shares of common stock. These shares are also included within, and constitute a portion of, the Founder Group described above.

         (4) Includes options either currently exercisable or exercisable in the next 60 days for 18,597 shares of common stock. These shares are also included within, and constitute a portion of, the Founder Group described above.

         The following table lists all securities of the Company owned, as of July 1, 1997, by any Director or Executive Officer of the Company.

                                                             AMOUNT AND
                               NAME & ADDRESS OF             NATURE OF
TITLE OF CLASS                 BENEFICIAL OWNER              BENEFICIAL OWNER              PERCENT OF CLASS
--------------                 ------------------            ----------------              ------------------
Common Stock                   Jeffrey Wolf, 230             463,705 shares (1)              15.1%
                               Central Park West,
                               New York, NY
                               10024

Common Stock                   Michael Kharitonov,           393,477 shares (2)              12.8%
                               145 West 71st St.,
                               Apt. 4F, New York,
                               NY  10023

Common Stock                   Andrew Schwartz,              115,412 shares (3)               3.9%
                               444 East 86th St.,
                               Apt. 27E, New
                               York, NY  10028

Common Stock                   Vladislav Rysin, 240           33,334 shares (4)               1.1%
                               Prospect, #L-89,
                               Hackensack, NJ
                               07601

Common Stock                   John Meier                     10,000 shares (5)               0.3%
                               1915 Brandywine
                               Dr., Columbus, OH
                               43220

Common Stock                   Ross Glatzer                   10,000 shares (6)               0.3%
                               1 Cornelius Lane,
                               Baldwin, NY  10505

Common Stock                   Directors and               1,025,928 shares (7)              31.3%
                               Officers as a Group


(1) Includes options either currently exercisable or exercisable in the next 60 days for 122,152 shares of common stock

(2) Includes options either currently exercisable or exercisable in the next 60 days for 127,267 shares of common stock

(3) Includes options either currently exercisable or exercisable in the next 60 days for 25,000 shares of common stock

(4) Includes options either currently exercisable or exercisable in the next 60 days for 33,334 shares of common stock

(5) Includes options either currently exercisable or exercisable in the next 60 days for 10,000 shares of common stock

(6) Includes options either currently exercisable or exercisable in the next 60 days for 10,000 shares of common stock

(7) Includes options either currently exercisable or exercisable in the next 60 days for 327,753 shares of common stock



ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company was originally incorporated under the laws of the State of Delaware under the name of NetVisions Incorporated and subsequently changed its name to NetLive Communications, Inc. In September 1995, December 1995 and January 1996, certain Executive Officers, Directors and/or principal shareholders of the Company purchased shares of Common Stock for an aggregate consideration of $6,750, $22,890 and $1.00, respectively. The following table indicates the number of shares of Common Stock purchased by such persons and the date of such purchases:

                                              Number of                Number of                Number of
                                              Shares                   Shares                   Shares
                                              Purchased In             Purchased in             Purchased in
Name                                          September 1995           December 1995            January 1996
--------------------------------------------  -----------------        ----------------         ----------------
Scott Wolf...................................        132,268               45,206
Laurence Rosen...............................        263,699               88,737              1,674
Jeffrey Wolf.................................        263,699               88,737
Andrew Schwartz..............................         45,206               45,206
Michael Kharitonov...........................        132,268              132,268              1,674


In February 1996, Mr. Robert Friedman purchased 41,857 shares of the Company's Common Stock for an aggregate consideration of $50,000. In addition, in February 1996, Mr. Robert Friedman purchased 5,860 and 10,883 shares of the Company's Common Stock from Messrs. Laurence Rosen and Jeffrey Wolf, respectively. In February 1996, Mr. Laurence Rosen purchased 90,412 shares of the Company's Common Stock from Mr. Andrew Schwartz. In December 1996, Mr. Rosen and Mr. Schwartz rescinded their February 1996 transaction.

         The Company believes that all transactions with Officers, Directors and principal shareholders and their affiliates were made on terms no less favorable to the Company than those available from unaffiliated parties. In addition, the Company has adopted a policy that all future transactions, including loans between the Company and its Officers, Directors, principal stockholders and their affiliates must be approved by a majority of the Board of Directors, including a majority of the independent and disinterested outside Directors on the Board of Directors, and will be on terms no less favorable to the Company than could be obtained from unaffiliated third parties.


ITEM 13 - EXHIBITS AND REPORTS ON FORM 8-K

RESPONSES TO THIS ITEM HAVE BEEN PREVIOUSLY PROVIDED AND THEREFORE HAVE BEEN OMITTED HEREIN.

                                   SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange
Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             NETLIVE COMMUNICATIONS, INC.

Date:  July 29, 1997                         By: /s/ Michael Kharitonov
                                                 -----------------------------
                                             Michael Kharitonov, President and
                                             Chief Executive Officer

         In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


     Signature                 Title                          Date
     ---------                 -----                          ----

/s/ Michael Kharitonov
----------------------
Michael Kharitonov        Chairman of the Board, President,   July 29, 1997
                          Chief Executive Officer
                          and Director

----------------------    Director                            July __, 1997
Ross  S. Glatzer

/s/ John E. Meier
----------------------    Director                            July 29, 1997
John E. Meier

/s/ Andrew Schwartz
----------------------    Secretary, Treasurer, Chief         July 29, 1997
Andrew Schwartz           Financial Officer, Principal
                          Accounting and Financial Officer,
                          Vice President of Business
                          Development and Director

/s/ Jeffrey Wolf
----------------------    Director                            July 29, 1997
Jeffrey Wolf