Form 10QSB
period 1997-06-30
NETLIVE COMMUNICATIONS INC
filed 1997-08-14
CIK 1013277

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                  FORM 10-QSB


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
---     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997
                                 --------------
                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---     EXCHANGE ACT OF 1934

       For the transition period from _____________ to ________________

                         Commission file number 0-28728

                          NETLIVE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                13-3848652
            ------------                          -----------------
     (State or other jurisdiction         (IRS Employer Identification No.)
   of incorporation or organization)


                        584 Broadway, New York, NY 10012
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 343-7082
                              -------------------
                (Issuer's telephone number, including area code)

         Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      -----    -----

         Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                            Outstanding at August 14, 1997
           -------                        -----------------------------------
Common Stock, $0.0001 par value                         2,950,000


                         NETLIVE COMMUNICATIONS, INC.
                         (a development stage company)

                                     INDEX

                                                                   Page Number
                                                                   -----------
PART I:   FINANCIAL INFORMATION

  Item 1. Financial Statements

     Balance Sheet as of June 30, 1997 (unaudited) and as of
     March 31, 1997 (audited)                                            3

     Statement of Operations for the three month periods ended
     June 30, 1997 and 1996 (unaudited), and the period from
      August 23, 1995 (inception) to June 30, 1997 (unaudited)           4

     Statement of Cash Flows for the three month periods ended
     June 30, 1997 and 1996 (unaudited) and the period from
     August 23, 1995 (inception) to June 30, 1997 (unaudited)            5


     Notes to Financial Statements                                       6


  Item 2.  Management's Discussion and Analysis or Plan
  of Operation                                                           8

PART II   OTHER INFORMATION                                             10


          Signatures                                                    11


PART I:   FINANCIAL INFORMATION

ITEM 1. Financial  Statements
NETLIVE  COMMUNICATIONS, INC.
(a development stage company)
Balance Sheet

                                                                   June 30,1997  March 31, 1997
                                                                   ------------  --------------
                                                                    (unaudited)
ASSETS
  Current Assets
           Cash & cash equivalents                                  $ 1,181,452    $    32,958
           Marketable securities                                        998,569      2,984,826
           Prepaid expenses and other current assets                     38,035         32,435
                                                                    -----------    -----------
               TOTAL  CURRENT  ASSETS                                 2,218,056      3,050,219

           Property  and Equipment, net                                 102,930         93,853
           Deferred income tax asset, net of valuation
           allowance                                                       --             --
           Other Assets                                                  42,458         50,112
                                                                    -----------    -----------
                TOTAL  ASSETS                                       $ 2,363,444    $ 3,194,184
                                                                    ===========    ===========
LIABILITIES  AND  STOCKHOLDERS' EQUITY
  Current Liabilities
      Accounts payable & accrued expenses                           $   128,327    $   414,633
                                                                    -----------    -----------
                TOTAL CURRENT LIABILITIES                               128,327        414,633
                                                                    -----------    -----------
STOCKHOLDERS' EQUITY
           Preferred stock--$.0001 par value; authorized
           1,000,000 shares, none issued                                   --             --
           Common Stock--$.0001 par  value: authorized 19,000,000
           shares, issued and outstanding 2,950,000 shares                  295            295
           Additional paid-in capital                                 5,817,281      5,996,948
           Deficit accumulated during development stage              (2,894,460)    (2,288,588)
           Deferred Compensation                                       (687,999)      (929,104)
                                                                    -----------    -----------
                STOCKHOLDERS' EQUITY                                  2,235,117      2,779,551
                                                                    -----------    -----------
TOTAL  LIABILITIES  AND  STOCKHOLDERS' EQUITY                       $ 2,363,444    $ 3,194,184
                                                                    ===========    ===========

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Operations

                                                                                 Period from
                                             Three months     Three months      August 23,1995
                                                 ended           ended       (date of inception)
                                             June 30, 1997   June 30, 1996     to June 30, 1997
                                             -------------   -------------     ----------------
                                              (unaudited)      (unaudited)


Net revenue                                   $    10,256             --         $    17,945
                                              -----------      -----------       -----------
Selling, general & administrative expenses:
Salaries                                      $   120,984      $    93,099       $   758,717
Research and development                          147,869           65,130           716,724
Professional fees                                 187,304           23,674           589,632
Rent                                               18,199           11,036            76,401
    Depreciation & amortization                    11,391            5,180            44,665
Interest expense and financing costs                 --            189,357           196,123
Interest and dividend income                      (31,635)            --            (145,321)
Other                                             162,016           33,831           675,464
                                              -----------      -----------       -----------
Total expenses                                    616,128          421,307         2,912,405
                                              -----------      -----------       -----------
Net loss                                      $  (605,872)     $  (421,307)      $(2,894,460)
                                              ===========      ===========       ===========
Net loss per common share                     $     (0.21)     $     (0.21)             --
                                              ===========      ===========       ===========
Weighted average number of common shares
outstanding                                     2,950,000        2,046,743              --
                                              ===========      ===========       ===========

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Cash Flows

                                                                                  Three           Three         Period from
                                                                              months ended    months ended     August 23, 1995
                                                                              June 30, 1997   June 30, 1996    (inception) to
                                                                               (unaudited)     (unaudited)      June 30, 1997
                                                                              -------------   -------------    ---------------
Cash flows from operating activities:
Net Loss                                                                      $  (605,872)     $  (421,307)     $(2,894,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses paid by stockholders, contributed to Company                                --               --             12,006
Amortization of deferred compensation expense                                      61,438           12,500          161,084
Amortization of debt issue costs and discount on
notes payable                                                                        --            186,131          190,000
Depreciation and amortization                                                      11,391            5,180           44,665
  Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets                              (5,600)         (49,400)         (38,035)
Increase (decrease) other assets                                                    7,500             --            (37,175)
Increase (decrease) in accounts payable and accrued
expenses                                                                         (286,306)          91,209          128,327
                                                                              -----------      -----------      -----------
Net cash used in operating activities                                            (817,449)        (175,687)      (2,433,588)
                                                                              -----------      -----------      -----------
  Cash flows from investing activities:
Purchase of property and equipment                                                (20,314)         (22,109)        (110,816)
Acquisition of intangibles                                                           --             (1,920)          (6,140)
Purchase of available-for-sale securities                                            --               --         (4,984,826)
Proceeds from sales of available-for-sale securities                            1,986,257             --          3,986,257
                                                                              -----------      -----------      -----------
  Net cash provided by (used in) investing activities                           1,965,943          (24,029)      (1,115,525)
                                                                              -----------      -----------      -----------
  Cash flows from financing activities:
Net proceeds from issuance of common stock                                           --            376,029        4,816,697
Principal payments on obligations under capital leases                               --             (1,246)         (17,632)
Proceeds from issuance (repayment of) notes payable                                  --           (250,000)            --
Debt issue costs                                                                     --               --            (25,000)
Deferred offering costs                                                              --            (65,320)         (43,500)
                                                                              -----------      -----------      -----------
  Net cash provided from financing activities                                        --             59,463        4,730,565
                                                                              -----------      -----------      -----------
  Net increase (decrease) in cash                                               1,148,494         (140,253)       1,181,452
  Cash and cash equivalents at beginning of period                                 32,958          160,395             --
                                                                              -----------      -----------      -----------
  Cash and cash equivalents at end of period                                  $ 1,181,452      $    20,142      $ 1,181,452
                                                                              ===========      ===========      ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                             --        $     5,578      $     5,578
                                                                              ===========      ===========      ===========
Supplemental schedule of noncash financing and investing activities:
  Contributed property and equipment                                                 --               --        $    18,290
                                                                              ===========      ===========      ===========
  Capital lease obligations incurred                                                 --               --        $    17,632
                                                                              ===========      ===========      ===========
Common stock issued for services related to
  initial public offering                                                            --               --        $    14,875
                                                                              ===========      ===========      ===========
Common stock and stock options issued under
  employment agreement and for services                                              --        $   300,000      $ 1,028,750
                                                                              ===========      ===========      ===========

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1

BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements of NetLive Communications, Inc. ("NetLive" or the "Company") as of March 31, 1997 and for the year then ended and the notes thereto included in the Company's Form 10-KSB and amendment(s) thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. There have been no significant changes of accounting policy since March 31, 1997.


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

         In August 1996, the Company completed an initial public offering ("IPO") of 950,000 shares of its common stock at $5.50 per share and 730,000 common stock purchase warrants for $0.10 per warrant. The net proceeds to the Company, after deducting underwriting commissions and expenses of the offering of approximately $1.1 million, were approximately $4.2 million. Additionally, the Company received net proceeds of approximately $9,500 from the issuance of common stock purchase warrants and the underwriters warrant pursuant to an over-allotment option.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 3

NET LOSS PER COMMON SHARE

The net loss per common share is calculated using the weighted average number of common shares outstanding during the period. For purposes of this calculation for the quarter ended June 30, 1996, shares of common stock issued prior to the filing of the registration statement relating to the IPO, and shares issuable upon exercise of all common stock purchase warrants and options outstanding, with exercise prices below the IPO price of $5.50, have been included in weighted average number of shares outstanding, since inception, using the treasury stock method. Common stock equivalents issued after the IPO are not included in the weighted average number of shares since the effect would be antidilutive.

The Company plans to adopt Financial Accounting Standards No. 128 "Earnings Per Share" during the year ended March 31, 1998. Management believes the adoption of this standard will not have a material effect.

NOTE 4

INCOME TAXES

No provision for income taxes has been made for the three month periods ended June 30, 1997 and 1996 since the Company had net operating losses. These net operating losses have resulted in a deferred tax asset at June 30, 1997. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at June 30, 1997.

NOTE 5

EMPLOYEE STOCK OPTIONS AND PERFORMANCE SHARE PROGRAM

The Company maintains a stock option plan to motivate and reward its employees, officers and directors. In May, 1996, in connection with an employment agreement, the Company issued options to purchase 100,000 shares of common stock to an employee under such plan. In connection with the issuance of the options, the Company recorded deferred compensation of $300,000 to reflect the difference between the fair market price of the stock and the exercise price of the options at the date of issuance. The deferred compensation is being amortized over three years, the term of the employment agreement. During the three month period ended June 30, 1997, the Company recorded a charge to earnings of $25,000, for amortization of deferred compensation.

During February 1997, the board of directors of the Company adopted a performance share program, which authorized the establishment of a trust. The Company contributed 300,000 shares of the Company's common stock to the trust to be held therein until distributed to employees, as defined. Restrictions on the awards granted to date expire annually over a five year period. As of June 30, 1997, awards relating to an aggregate of 106,000 shares of common stock had been made to employees. During the 3 month period ended June 30, 1997, previously issued awards relating to 28,000 shares of common stock were forfeited due to employee departures. As of June 30, 1997, the awards outstanding net of awards forfeited aggregated 78,000 shares of common stock. The market value of the 106,000 shares on the date of grant was $728,750, which was recorded as deferred compensation and is shown as a separate component of stockholders' equity. The deferred compensation is being charged to selling, general and administrative expenses over the five year vesting period. Compensation charged to selling, general and administrative expense was $36,438 for the fiscal quarter ended June 30, 1997. Additionally, during the 3 months ended June 30, 1997, deferred compensation was reduced by $179,667 to reflect the unamortized portion attributable to awards for the 28,000 shares of common stock forfeited due to employee departures.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM THOSE ANTICIPATED AND DISCUSSED HEREIN. IN ASSESSING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY ALL RISK FACTORS AND CAUTIONARY STATEMENTS CONTAINED IN THIS FORM 10-QSB AND IN OTHER FILINGS MADE BY THE NETLIVE COMMUNICATIONS, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION.

PLAN OF OPERATION

The Company, a development stage company, was incorporated on August 23, 1995 in the State of Delaware. The Company was developing live, one-on-one videoconferenced entertainment, educational and counseling services over the Internet and technologies designed to deliver such content services to consumers. During the first quarter of fiscal 1998, the Company shifted its focus to concentrate principally on developing Internet call center software technologies to license to businesses. The Company anticipates that many applications of its systems by customers will be without a video component. The Company expects to take advantage of the convergence of the rapid expansion and increasing technological sophistication of the call center industry and the widespread growth of the Internet as a communications medium.

The Company continues to seek strategic alliances and joint ventures that complement the Company's overall business strategy. Based on this strategy, the Company directs a significant percentage of its capital reserves towards operating expenses and towards non-operating expenses associated with business development, and anticipates continuing to do so for the near future. Net losses were $605,872 during the first quarter of fiscal 1998, as compared to $421,307 during the first quarter of fiscal 1997. Net loss per share was $0.21 during the first quarter of fiscal 1998, as compared to $0.21 during the first quarter of fiscal 1997.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified employees, and continue to develop its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception through the quarter ended June 30, 1997. As of June 30, 1997, the Company had an accumulated deficit during the development stage of $2,894,460. There can be no assurance that the Company will achieve or maintain profitability.

Research and Development

Research and development expenses consist primarily of salaries of software development staff. The research and development expenses in the first quarter of fiscal 1998 were $147,869, as compared to $65,130 for the first quarter of fiscal 1997. This increase was primarily attributable to increased staffing costs. During the fourth quarter of fiscal 1997 and the first quarter of fiscal 1998, the employment of an aggregate of three software engineers terminated. Management believes that research and development activities are the single most critical area for investment in the Company and, as a result, anticipates the hiring of additional software engineers to at least return the development staff to the previous level in an effort to develop and achieve commercial sales of the Company's systems. The Company anticipates spending approximately $1,000,000 of its available cash and marketable securities during fiscal 1998 on research and development.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses were $616,128 (including research and development expenses) for the first quarter of fiscal 1998, as compared to $421,307 for the first quarter of fiscal 1997.

The Company experienced materially increased selling, general and administrative expenses during the first quarter of fiscal 1998, which was largely attributable to increased legal costs arising from a threatened proxy contest by May Davis Group, Inc. ("May Davis"), the underwriter for the Company's initial public offering, and affiliated parties. Following extensive negotiations, the Company entered into a Settlement and Voting Agreement with May Davis and such parties on June 12, 1997. In light of the professional fees associated with the filing of the Company's first Form 10-KSB, proxy statement and other legal compliance, the Company does not anticipate a substantial diminution in the professional fee component of the selling, general and administrative expenses until the third quarter of fiscal 1998. The Company anticipates that such reduction will be offset by an appreciable increase in selling, general and administrative expenses due to the hiring of additional personnel, particularly in the research and development and sales and marketing areas.

Included in Selling, General and Administrative expenses are salaries aggregating $120,984 for the first quarter of fiscal 1998, as compared to $93,099 for the first quarter of fiscal 1997. Such increase is attributable to the salaries of the administrative staff, which has been expanded.

Interest Expense, Financing Costs and Interest Income

Interest expense and financing costs consists of interest incurred on equipment financing and financing costs incurred in connection with the March 1996 private placement of debt securities. Such debt securities were re-paid in May 1996. At the date of payment, the Company recorded a financing charge of approximately $165,000. There were no interest expense and financing costs during the first quarter of fiscal 1998, as compared to $189,357 for the first quarter of fiscal 1997. Interest and dividend income of $31,635 for the first quarter of fiscal 1998 represents interest earned on investments of the proceeds from the initial public offering.

Provision for Income Taxes

The Company has no provision for income taxes for all periods presented since it incurred net losses for such periods

Liquidity and Capital Resources

The Company's cash and cash equivalent and marketable securities aggregated $2,180,021 at June 30, 1997, as compared to $3,017,784 at March 31, 1997. Net cash used in operations was $817,449 for the quarter ended June 30, 1997, as compared to $175,687 used in operations for the quarter ended June 30, 1996. The increase in net cash used in operations from period to period was primarily attributable to the costs from expansion of operations.

The uses of cash during the quarter ended June 30, 1997 were financed mainly by the sale in August 1996, of 950,000 shares of common stock and 730,000 warrants to purchase common stock which resulted in proceeds of $4.2 million, net of offering expenses, as well as the sale, in May 1996 of 200,000 shares of common stock in a private placement which resulted in proceeds of $376,000, net of offering expenses. Additionally, the Company received net proceeds of approximately $9,500 from the issuance of common stock purchase warrants and the underwriters warrant pursuant to an over-allotment option.

Net cash provided by (used in) investing activities was $1,965,943 for the quarter ended June 30, 1997, as compared to ($24,029) for the quarter ended June 30, 1996. The change in investing activities was primarily due to proceeds from sales of available for sale securities.

There was no cash provided by financing activities during the first quarter of fiscal 1998, as compared to $59,463 for the first quarter of fiscal 1997. The decrease in net cash provided by financing activities primarily reflects the receipt in May 1996 of proceeds of a private placement.

The Company does not expect any purchase or sale of plant or significant equipment during fiscal 1998.

The Company believes that significant ongoing investment in all areas of the business will continue to be critical to its success. The Company believes that its existing cash and marketable securities will be sufficient to fund the Company's operations for six to nine months. There can be no assurance that the Company's cost estimates are accurate or that the Company's cash and marketable securities will provide sufficient working capital for operations. The Company expects that it will have to raise additional funds, and anticipates actively seeking such capital, during the next six to nine months for additional research and development and sales and marketing. Such additional capital may take the form of equity issuance, debt issuance or a combination thereof.
The Company currently does not have any commitments to obtain additional financing and there can be no assurance that such financing will be available or, if so, that it can be obtained on terms satisfactory to the Company.

PART II  OTHER INFORMATION

ITEMS 1 THROUGH 5, INCLUSIVE, ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6 Exhibits and Reports on Form 8-K

         (a) Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

   3.1    Articles of Incorporation, as amended to date(1)
   3.2    By-Laws (1) (2)
   4.1    Form of Underwriter's Warrant(1)
   4.2 Form of Financial Advisory and Investment Banking Agreement with the Underwriter(1)
   4.3    Form of Common Stock Certificate(1)
   4.4    Form of Common Stock Purchase Warrant(1)
   4.5    Form of Common Stock Purchase Warrant used for Bridge Loans(1)
   4.6    Form of Warrant Agreement(1)
   10.1   Employment Agreement with Laurence Rosen(1)
   10.2   Employment Agreement with Michael Kharitonov(1)
   10.3   Employment Agreement with Jeffrey Wolf, as amended(1)
   10.4   Amendment No. 1 to Employment Agreement with Michael Kharitonov(1)
   10.5   Employment Agreement with Vladislav Rysin(1)
   10.6   License Agreement with Jeane Dixon(1)
   10.7   Company's 1996 Incentive Stock Option Plan(1)
   10.8 NetLive Communications, Inc. Performance Share Program and Performance Share Program Trust(3)
   10.9 Settlement and Voting Agreement, dated as of June 12, 1997, among the Company, May Davis Group, Inc. et al.(4)
   10.10 Letter agreement, dated as of June 12, 1997, between the Company and Gary Rogers(4)
   10.11 Severance Agreement, dated as of June 12, 1997, between the Company and Laurence M. Rosen and exhibits thereto including the Consulting Agreement.(4)
   27.1   Financial Data Schedule

-----------------
(1) Filed with the Company's Registration Statement filed on Form SB-2 (File No. 333-4057).

(2) Amendment to Article II, Section 7 of the Company's By-laws filed with the Company's Current Report on Form 8-K dated January 28, 1997.

(3)  Filed with the Company's Current Report on Form 8-K dated February 27,
     1997.

(4)  Filed with the Company's Current Report on Form 8-K dated July 3, 1997

         (b)   Reports on Form 8-K

               A Form 8-K was filed by the Company on July 3, 1997. This filing disclosed under Item 5 the Company's entry into a June 12, 1997 Settlement and Voting Agreement with May Davis Group, Inc., the underwriter for the Company's initial public offering in August 1996, and several of its affiliates. The filing also disclosed under Item 5 the Company's entry into a June 12, 1997 Severance Agreement and ancillary agreements with Laurence Rosen, as well as the resignation of Mr. Rosen as the Company's Chief Executive Officer, President, Chief Financial Officer, Treasurer and as a member of the Company's Board of Directors.

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             NETLIVE COMMUNICATIONS, INC.


Date: August 14, 1997         By: /s/ Michael Kharitonov
-----------------------      ----------------------------------------
                              Michael Kharitonov
                              Chief Executive Officer and
                              President


Dated: August 14, 1997        By: /s/ Andrew Schwartz
-----------------------      -------------------------------------
                              Andrew Schwartz
                              Chief Financial Officer, Treasurer and Secretary
                              (Principal Accounting and Financial Officer)