Form 10QSB
period 1997-09-30
NETLIVE COMMUNICATIONS INC
filed 1997-11-14
CIK 1013277

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from          to

                         Commission file number 0-28728

                          NETLIVE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                13-3848652
              --------                                ----------
     (State or other jurisdiction         (IRS Employer Identification No.)
    of incorporation or organization)


                       584 Broadway, New York, NY 10012
                       --------------------------------
                   (Address of principal executive offices)

                                (212) 343-7082
                                --------------
             (Issuer's telephone number, including area code)

    Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                          Outstanding at November  1, 1997
          -----                          --------------------------------
Common Stock, $0.0001 par value                    2,950,000

                          NETLIVE COMMUNICATIONS, INC.
                         (a development stage company)

                                     INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

    Balance Sheet as of September 30, 1997 (unaudited)
    and as of March 31, 1997 (audited)                                     3

    Statement of Operations for the three and six month periods ended September 30, 1997 and 1996 (unaudited), and the period from
    August 23, 1995 (inception) to September 30, 1997 (unaudited)          4

    Statement of Cash Flows for the six month periods ended
    September 30, 1997 and 1996 (unaudited) and the period from
    August 23, 1995 (inception) to September 30, 1997 (unaudited)          5

    Notes to Financial Statements                                          6


  Item 2. Management's Discussion and Analysis or Plan
  of Operation                                                             8

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders               10

Item 6. Exhibits and Reports on Form 8-K                                  11

        Signatures                                                        13

PART I: FINANCIAL INFORMATION



ITEM 1. Financial  Statements
NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Balance Sheet


                                                                September 30,1997   March 31, 1997
                                                                -----------------   --------------
                                                                    (unaudited)       (audited)
ASSETS
  Current Assets
           Cash and cash equivalents                                $   733,986       $    32,958
           Marketable securities                                        994,735         2,984,826
           Prepaid expenses and other current assets                     82,822            32,435
                                                                    -----------       -----------
               TOTAL  CURRENT  ASSETS                                 1,811,543         3,050,219

           Property  and Equipment, net                                 114,772            93,853
           Deferred income tax asset, net of valuation
           allowance                                                       --              --
                                                                    -----------       -----------
           Other Assets                                                  35,746            50,112
                                                                    -----------       -----------
                TOTAL  ASSETS                                       $ 1,962,061       $ 3,194,184
                                                                    ===========       ===========
LIABILITIES  AND  STOCKHOLDERS' EQUITY
  Current Liabilities
           Accounts payable & accrued expenses                      $   159,637       $   414,633
                                                                    -----------       -----------
         TOTAL CURRENT LIABILITIES                                      159,637           414,633
                                                                    -----------       -----------

STOCKHOLDERS' EQUITY
           Preferred stock--$.0001 par value; authorized 1,000,000
           shares, none issued                                             --              --
           Common Stock--$.0001 par  value: authorized 19,000,000
           shares, issued and outstanding 2,950,000 shares                  295               295
           Additional paid-in capital                                 5,864,448         5,996,948
           Deficit accumulated during development stage              (3,377,672)       (2,288,588)
           Deferred Compensation                                       (684,647)         (929,104)
                                                                    -----------       -----------
         STOCKHOLDERS'  EQUITY                                        1,802,424         2,779,551
                                                                    -----------       -----------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                      $ 1,962,061       $ 3,194,184
                                                                    ===========       ===========

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Operations


                                                                                                                  Period from
                                               Three months   Three months      Six months      Six months       August 23,1995
                                                  ended           ended           ended             ended     (date of inception)
                                               September 30,   September 30,   September 30,   September 30,   to September 30,
                                                    1997            1996            1997            1996             1997
                                                 -----------     -----------     -----------     -----------     -----------
                                                 (unaudited)     (unaudited)     (unaudited)    (unaudited)      (unaudited)
Net revenue                                             --              --       $    10,256            --       $    17,945
                                                 -----------     -----------     -----------     -----------     -----------
Selling, general & administrative expenses:
Salaries                                         $   116,461     $    99,077     $   237,445     $   192,176     $   875,178
Research and development                             142,341          68,850         290,210         133,980         859,065
Professional fees                                     84,931          38,235         272,235          61,909         674,563
Rent                                                  10,054          11,813          28,253          22,849          86,455
Depreciation & amortization                           13,331           6,431          24,722          11,611          57,996
Interest expense and financing costs                    --              --              --           169,932         196,123
Interest and dividend income                         (20,170)        (19,425)        (51,805)           --          (165,491)
Other                                                136,264          74,152         298,280         107,983         811,728
                                                 -----------     -----------     -----------     -----------     -----------
Total expenses                                       483,212         279,133       1,099,340         700,440       3,395,617
                                                 -----------     -----------     -----------     -----------     -----------
Net loss                                         $  (483,212)    $  (279,133)    $(1,089,084)    $  (700,440)    $(3,377,672)
                                                 ===========     ===========     ===========     ===========     ===========
Net loss per common share                        $     (0.16)    $     (0.11)    $     (0.37)    $     (0.30)           --
                                                 ===========     ===========     ===========     ===========     ===========
Weighted average number of common shares
outstanding                                        2,950,000       2,646,563       2,950,000       2,348,292            --
                                                 ===========     ===========     ===========     ===========     ===========


The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Cash Flows

                                                                                                               Period from
                                                                          Six                 Six             August 23, 1995
                                                                      months ended         months ended        (inception) to
                                                                   September 30, 1997   September 30, 1996    September 30,1997
                                                                       (unaudited)          (unaudited)           (unaudited)
                                                                       -----------          -----------          -----------
Cash flows from operating activities:
Net Loss                                                               $(1,089,084)         $  (700,440)         $(3,377,672)
Adjustments to reconcile net loss to net cash used in
operating activities:
Expenses paid by stockholders, contributed to Company                         --                   --                 12,006
Amortization of deferred compensation expense                              111,957               37,500              211,603
Amortization of debt issue costs and discount on
notes payable                                                                 --                186,131              190,000
Depreciation and amortization                                               24,414               11,611               57,688
  Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets                      (50,387)            (109,600)             (82,822)
(Increase) decrease in other assets                                         14,366              (57,500)             (30,309)
Increase (decrease) in accounts payable and accrued
expenses                                                                  (254,996)             (13,846)             159,637
                                                                       -----------          -----------          -----------
Net cash used in operating activities                                   (1,243,730)            (646,144)          (2,859,869)
                                                                       -----------          -----------          -----------
  Cash flows from investing activities:
Purchase of property and equipment                                         (45,333)             (26,084)            (135,835)
Acquisition of intangibles                                                    --                 (1,920)              (6,140)
Purchase of available-for-sale securities                                     --                   --             (4,984,826)
Proceeds from sales of available-for-sale securities                     1,990,091                 --              3,990,091
                                                                       -----------          -----------          -----------
  Net cash provided by (used in) investing activities                    1,944,758              (28,004)          (1,136,710)
                                                                       -----------          -----------          -----------
  Cash flows from financing activities:
Net proceeds from issuance of common stock                                    --              4,737,057            4,816,697
Principal payments on obligations under capital leases                        --                 (2,528)             (17,632)
Proceeds from issuance (repayment of) notes payable                           --               (250,000)                --
Debt issue costs                                                              --                   --                (25,000)
Deferred offering costs                                                       --                   --                (43,500)
                                                                       -----------          -----------          -----------
  Net cash provided from financing activities                                 --              4,484,529            4,730,565
                                                                       -----------          -----------          -----------
  Net increase in cash and cash equivalents                                701,028            3,810,381              733,986
  Cash and cash equivalents at beginning of period                          32,958              160,395                 --
                                                                       -----------          -----------          -----------
  Cash and cash equivalents at end of period                           $   733,986          $ 3,970,776          $   733,986
                                                                       ===========          ===========          ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                      --            $     7,155          $     6,123
                                                                       ===========          ===========          ===========
Supplemental schedule of noncash financing and
investing activities:
  Contributed property and equipment                                          --                   --            $    18,290
                                                                       ===========          ===========          ===========
  Capital lease obligations incurred                                          --
                                                                                                   --            $    17,632
                                                                       ===========          ===========          ===========
Common stock issued for services related to
  initial public offering                                                     --                   --            $    14,875
                                                                       ===========          ===========          ===========
Common stock and stock options issued under
  employment agreement and for services                                $    60,000          $   300,000          $ 1,088,750
                                                                       ===========          ===========          ===========
Termination of common stock granted under the
  performance share program                                               (192,500)                --               (192,500)
                                                                       ===========          ===========          ============

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1

BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements of NetLive Communications, Inc. ("NetLive" or the "Company") as of March 31, 1997 and for the year then ended and the notes thereto included in the Company's Form 10-KSB and amendment thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. There have been no significant changes of accounting policy since March 31, 1997.


NOTE 2

PRIVATE PLACEMENT AND PUBLIC OFFERING

     During May, 1996, the Company completed a private placement offering of securities in which it issued 200,000 shares of Common Stock at an offering price of $2.50 per share with proceeds to the Company of approximately $376,000, which is net of approximately $124,000 of offering expenses. The Company used a portion of the net proceeds to repay $250,000 of aggregate principal amount of notes payable and approximately $4,500 of interest. The Company recorded a charge to earnings of approximately $165,000 during the quarter ended September 30, 1996 in connection with the repayment of the notes payable.

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

     The Company plans to adopt Financial Accounting Standards No. 128 Earnings Per Share during the year ended March 31, 1998. Management believes the adoption of this standard will not have a material effect.

NOTE 4

INCOME TAXES

     No provision for income taxes has been made for all periods presented since the Company had net operating losses. These net operating losses have resulted in a deferred tax asset at September 30, 1997. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at September 30, 1997.

NOTE 5

EMPLOYEE STOCK OPTIONS AND PERFORMANCE SHARE PROGRAM

     The Company maintains stock option plans to motivate and reward its employees, officers and directors. In May, 1996, in connection with an employment agreement, the Company issued options to purchase 100,000 shares of common stock to an employee under its 1996 stock option plan. In connection with the issuance of the options, the Company recorded deferred compensation of $300,000 to reflect the difference between the fair market price of the stock and the exercise price of the options at the date of issuance. The deferred compensation is being amortized over three years, the term of the employment agreement. During the three and six month periods ended September 30, 1997, the Company recorded a charge to earnings of $25,000 and $50,000, respectively, for amortization of deferred compensation.

     During February 1997, the board of directors of the Company adopted a performance share program, which authorized the establishment of a trust. The Company contributed 300,000 shares of the Company's common stock to the trust to be held therein until distributed to employees, as defined. Restrictions on the awards granted to date expire annually over a five year period. As of September 30, 1997, awards relating to an aggregate of 106,000 shares of common stock had been made to employees. As of September 30, 1997, previously issued awards relating to 28,000 shares of common stock had been forfeited due to employee departures and the awards outstanding net of awards forfeited aggregated 78,000 shares of common stock. The market value of the 106,000 shares on the date of grant was $728,750, which was recorded as deferred compensation and is shown as a separate component of stockholders' equity. The deferred compensation is being charged to selling, general and administrative expenses over the five year vesting period. In September 1997, an award for 10,000 shares of common stock was made to an employee. The market value on the date of grant was $60,000, which has been recorded as deferred compensation and is shown as a separate component of stockholders' equity. The deferred compensation is being charged to selling, general and administrative expenses over the 1 year vesting period. Compensation charged to selling, general and administrative expense was $61,957 and $25,519 for the six months and three months ended September 30, 1997, respectively. In connection with the forfeiture of the 28,000 shares of common stock, the Company adjusted deferred compensation relating to the issuance of these awards by $192,500.

     On October 8, 1997, the stockholders of the Company adopted a stock option plan (the "1997 Plan"). Six hundred thousand shares have been authorized for issuance under the 1997 Plan. The Company has not yet issued any options under the 1997 Plan. See Part II, Item 4.

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

PLAN OF OPERATION

     The Company, a development stage company, was incorporated on August 23, 1995 in the State of Delaware. The Company is engaged principally in the design and development of Internet call center software technologies to license to businesses. The Company expects to take advantage of the convergence of the rapid expansion and increasing technological sophistication of the call center industry and the widespread growth of the Internet as a communications medium.

     The Company continues to seek strategic alliances and joint ventures that complement the Company's overall business strategy. No such alliances or ventures have been consummated to date. Based on this strategy, the Company directs a significant percentage of its capital reserves towards operating expenses and towards non-operating expenses associated with business development, and anticipates continuing to do so for the near future. Net losses were $483,212 and $1,089,084 during the three months and six months ended September 30, 1997, as compared to $279,133 and $700,440 during the three months and six months ended September 30, 1996, respectively. Net loss per share was $0.16 and $0.37 during the three months and six months ended September 30, 1997, as compared to $0.11 and $0.30 during the three months and six months ended September 30, 1996.

     The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Testing of the Company's technology has been delayed, and, to date, the Company has not produced or sold any commercial products. Nor has the Company generated any significant revenues. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified employees, and continue to develop its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception through the quarter ended September 30, 1997. As of September 30, 1997, the Company had an accumulated deficit during the development stage of $3,377,672. There can be no assurance that the Company will achieve or maintain profitability.

Selling, General and Administrative

     Selling, general and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses were $483,212 (including research and development expenses) and $1,099,340 for the three and six months ended September 30, 1997, as compared to $279,133 and $700,440 for the three and six months ended September 30, 1996. This increase was primarily attributable to the hiring of additional personnel and otherwise expanding operations. Included in Selling, General and Administrative expenses are salaries aggregating $116,461 and $237,445 for the three months and six months ended September 30, 1997, as compared to $99,077 and $192,176 for the three months and six months ended September 30, 1996.

     The Company experienced a material decrease in selling, general and administrative expenses during the second quarter of fiscal 1998 as opposed to the first quarter of fiscal 1998, during which selling, general and administrative expenses were $616,128. This decrease was largely attributable to decreased legal costs. During the first quarter of fiscal 1998, the Company experienced extraordinary legal costs, which arose from a threatened proxy contest by May Davis Group, Inc. ("May Davis"), the underwriter for the Company's initial public offering, and affiliated parties. Following extensive negotiations, the Company entered into a Settlement and Voting Agreement with May Davis and such parties on June 12, 1997, which was subsequently amended on September 23, 1997.

Research and Development

     Research and development expenses consist primarily of salaries of software development staff. The research and development expenses were $142,341 and $290,210 for the three and six month periods ended September 30, 1997, as compared to $68,850 and $133,980 for the three and six month periods ended September 30, 1996. This increase was primarily attributable to increased staffing costs. Management believes that research and development activities are the single most critical area for investment in the Company and, as a result, anticipates the hiring of additional software engineers in an effort to develop and achieve commercial sales of the Company's systems. The Company anticipates spending approximately $400,000 of its available cash and marketable securities during the last two quarters of fiscal 1998 on research and development.

Interest Expense, Financing Costs and Interest Income

     There were no interest expenses and financing costs in either the second quarter of fiscal 1998 or the second quarter of fiscal 1997. Interest and dividend income was $20,170 and $51,805 for the three and six months ended September 30, 1997, as compared to $19,425 and zero for the three and six months ended September 30, 1996. All sums represent interest earned on investments of the proceeds from the initial public offering.

Provision for Income Taxes

     The Company has no provision for income taxes for all periods presented since it incurred net losses for such periods

Liquidity and Capital Resources

     The Company's cash and cash equivalent and marketable securities aggregated $1,728,721 at September 30, 1997, as compared to $3,017,784 at March 31, 1997. Net cash used in operations was $1,243,730 for the six months ended September 30, 1997, as compared to $646,144 used in operations for the six months ended September 30, 1996. The increase in net cash used in operations from period to period was primarily attributable to the costs from hiring additional personnel and otherwise expanding operations and costs associated with the threatened proxy contest by May Davis and affiliated parties, described above.

     The uses of cash during the quarter ended September 30, 1997 were financed almost exclusively by the sale in August 1996, of 950,000 shares of common stock and 839,500 warrants to purchase common stock (including the exercise of the underwriter's overallotment option relating to 109,500 warrants) which resulted in proceeds of $4.2 million, net of offering expenses, as well as the sale, in March and May 1996, of an aggregate of 400,000 shares of common stock and 1,000,000 warrants in a private placement which resulted in proceeds of $376,000, net of offering expenses.

     Net cash provided by (used in) investing activities was $1,944,758 for the six months ended September 30, 1997, as compared to ($28,004) for the six months ended September 30, 1996. The change in investing activities was primarily due to proceeds from sales of available for sale securities.

     There was no cash provided by financing activities during the six months ended September 30, 1997, as compared to $4,484,529 for the six months ended September 30, 1996. The decrease in net cash provided by financing activities primarily reflects the receipt of proceeds from the Company's initial public offering in August, 1996.

     The Company does not expect any purchase or sale of plant or significant equipment during fiscal 1998.

     The Company believes that significant ongoing investment in all areas of the business will continue to be critical to its success. The Company believes that its existing cash and marketable securities will be sufficient to fund the Company's operations for approximately six to nine months. There can be no assurance that the Company's cost estimates are accurate or that the Company's cash and marketable securities will provide sufficient working capital for operations. The Company expects that it will have to raise additional funds, and anticipates actively seeking such capital, during the next six to nine months for additional research and development, and sales and marketing. Such additional capital may take the form of equity issuance, debt issuance or a combination thereof. The Company has entered into a non-exclusive agreement with a financial advisor to assist it in such financing activities. The Company currently does not have any commitments to obtain additional financing and there can be no assurance that such financing will be available or, if so, that it can be obtained on terms satisfactory to the Company. In the event that the Company cannot obtain additional funds when needed, the Company will be forced to significantly curtail or cease its activities, which would likely result in loss to investors of all or a substantial portion of their investment.

PART II  OTHER INFORMATION

ITEMS 1, 2, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 4

     The Company held its annual meeting of stockholders on October 8, 1997 in New York, New York (the "Annual Meeting"). The following four proposals were adopted:

     (1) The stockholders ratified amendments to the Company's By-Laws and Certificate of Incorporation to, among other things, increase the number of directors of the Company to seven and to institute a classified Board of Directors. To effect these amendments, Sections 1(a) and 1(c) of Article III of the By-laws were deleted in their entirety, certain additions to Articles III and IV were incorporated, and Articles IX, X and XI were added to the Company's Certificate of Incorporation. This summary is qualified by reference to the full text of the amendments to the Company's Certificate of Incorporation and By-laws which are set forth as Exhibits 3.1 and 3.2 to this Report. The classified Board of Directors divides the Company's Board of Directors into three classes of directors. Pursuant to these amendments, the terms of the directors will be as follows: (i) Class I Directors shall serve for a term expiring at the Company's 1998 Annual Meeting of Stockholders; (ii) Class II Directors shall serve for a term expiring at the Company's 1999 Annual Meeting of Stockholders; and (iii) Class III Directors shall serve for a term expiring at the Company's 2000 Annual Meeting of Stockholders. In addition, the Chairman of the Board will be elected directly by the Company's stockholders. The Company proposed these amendments to comply with its obligations under the Settlement and Voting Agreement (the "Voting Agreement") it entered into as of June 12, 1997 with May Davis Group, Inc. ("May Davis"), Owen May, Dibo Attar, Dennis E. Sal and seven investment funds as to which Mr. Attar acts as advisors. The Voting Agreement, which was amended on September 23, 1997, was entered into to, among other things, resolve certain corporate governance issues relating to the Company. The proposal to amend the charter and by-laws received 1,974,899 votes for, 3,200 votes against and 10,000 votes to abstain.


     (2) Seven directors, constituting the entire board, were elected at the Annual Meeting to serve until their respective successors are elected and qualified. Adam L. Goldberg and Marcel M. Yung were elected as Class I Directors and shall serve for a term of one year expiring at the Company's 1998 Annual Meeting of Stockholders. John E. Meier and Michael Wolf were elected as Class II Directors and shall serve for a term of two years expiring at the Company's 1999 Annual Meeting of Stockholders. Michael Kharitonov (as Chairman of the Board), Andrew J. Schwartz and Jeffrey Wolf were elected as Class III Directors and shall serve for a term of three years expiring at the Company's 2000 Annual Meeting of Stockholders. Each director received 1,986,299 votes for and 1,800 votes withheld.

     (3) The stockholders ratified the proposal to select Goldstein, Golub, Kessler & Company, P.C., independent certified public accountants, to serve as auditors for the Company for the fiscal year ended March 31, 1998. Goldstein, Golub, Kessler & Company, P.C. has been the Company's auditors since its inception. The proposal to ratify Goldstein, Golub, Kessler & Company, P.C. received 1,988,099 votes for, zero votes against and zero votes to abstain.

     (4) The stockholders ratified the adoption of the 1997 NetLive Communications, Inc. Stock Option Plan (the "1997 Plan"). The 1997 Plan was adopted to enable the Company to compete for talent in a highly competitive job market. Six hundred thousand shares of Common Stock have been authorized for issuance under the 1997 Plan. The 1997 Plan imposes no limit on the number of officers and other key employees to whom awards may be made. The 1997 Plan will be administered by a committee of at least two non-employee directors to be appointed by the Company's Board of Directors. The foregoing summary of the 1997 Plan is qualified in its entirety by reference to the full text of the 1997 Plan, a copy of which is annexed as Exhibit 10.15 to this Report. The proposal to ratify the 1997 Plan received 1,973,299 votes for, 14,800 votes against and zero votes to abstain.

ITEM 6 Exhibits and Reports on Form 8-K

  (a) Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

       1.1    Underwriting Agreement (1)
       3.1    Articles of Incorporation, as amended to date(1) (6)
       3.2    By-Laws (1) (2) (7)
       4.1    Form of Underwriter's Warrant(1)
       4.2 Form of Financial Advisory and Investment Banking Agreement with the Underwriter(1)
       4.3    Form of Common Stock Certificate(1)
       4.4    Form of Common Stock Purchase Warrant(1)
       4.5    Form of Common Stock Purchase Warrant used for Bridge Loans(1)
       4.6    Form of Warrant Agreement(1)
       10.1   Employment Agreement with Laurence Rosen(1)
       10.2   Employment Agreement with Michael Kharitonov(1)
       10.3   Employment Agreement with Jeffrey Wolf, as amended(1)
       10.4   Amendment No. 1 to Employment Agreement with Michael Kharitonov(1)
       10.5   Employment Agreement with Vladislav Rysin(1)
       10.6   License Agreement with Jeane Dixon(1)
       10.7   Company's 1996 Incentive Stock Option Plan (1)(9)
       10.8 NetLive Communications, Inc. Performance Share Program and Performance Share Program Trust(3)
       10.9 Settlement and Voting Agreement, dated as of June 12, 1997, among the Company, May Davis Group, Inc. et al.(4)
       10.10 Letter agreement, dated as of June 12, 1997, between the Company and Gary Rogers(4)
       10.11 Severance Agreement, dated as of June 12, 1997, between the Company and Laurence M. Rosen and exhibits thereto including the Consulting Agreement.(4)
       10.12 Amendment to Settlement and Voting Agreement, dated as of September 23, 1997, by and among the Company, May Davis Group, Inc. et al. (5)
       10.13  Amendment to Underwriting Agreement, dated as of September
              23, 1997, by and between the Company and May Davis Group, Inc. (5)
       10.14 Letter Agreement, dated as of September 23, 1997, by and between the Company and Gary Rogers (5)
       10.15  Company's 1997 Stock Option Plan (8)
       27.1   Financial Data Schedule (8)

-----------------

(1) Filed with the Company's Registration Statement filed on Form SB-2 (File No. 333-4057).

(2) Amendment to Article II, Section 7 of the Company's By-laws filed with the Company's Current Report on Form 8-K dated January 28, 1997.

(3)  Filed with the Company's Current Report on Form 8-K dated February 27,
     1997.

(4)  Filed with the Company's Current Report on Form 8-K dated July 3, 1997

(5)  Filed with the Company's Current Report on Form 8-K dated October 8, 1997

(6)  Additional Articles IX, X and XI are filed herewith.

(7) The amendment to Article III, Sections 1(a), 1(c), 6 and 9 and the amendment to Article IV, Sections 1(b), 1(c) and 3 are filed herewith.

(8)  Filed herewith.

(9)  Amended and corrected version filed herewith.

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

A Form 8-K was filed by the Company on October 8, 1997. This filing disclosed under Item 5 the Company's entry, as of September 23, 1997, into (1) an amendment to the June 12, 1997 Settlement and Voting Agreement with May Davis Group, Inc and several of its affiliates, (2) a letter agreement with Gary Rogers, and (3) an amendment to the Underwriting Agreement with May Davis Group, Inc.

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    NETLIVE COMMUNICATIONS, INC.


Date: 11/14/97                      By: /s/ Michael Kharitonov
------------------------------          ------------------------------------
                                        Michael Kharitonov
                                        Chief Executive Officer and
                                        President




Date: 11/14/97                      By: /s/ Andrew Schwartz
------------------------------          ------------------------------------
                                        Andrew Schwartz
                                        Chief Financial Officer, Treasurer and
                                        Secretary (Principal Accounting and
                                        Financial Officer)