Form 10QSB/A
period 1997-06-30
NETLIVE COMMUNICATIONS INC
filed 1997-11-26
CIK 1013277

                      SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC

                                 FORM 10-QSB/A


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997
                                --------------
                                      or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---    EXCHANGE ACT OF 1934

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

    Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                        Outstanding at November  1, 1997
         -------                      ----------------------------------
Common Stock, $0.0001 par value                   2,950,000

                         (a development stage company)

                                     INDEX







                                                                             Page Number
                                                                           -----------------
PART I:   FINANCIAL INFORMATION

The accompanying financial statements are amended from the original filing in order to capitalize certain software development costs as permitted by Financial Accounting Standards No. 86 (see Note 3 to the financial statements below). The capitalization of such amounts previously expensed had the effect of increasing total assets by $160,620 as of June 30, 1997, decreasing the net loss per common share by $.08 for the three months ended June 30, 1997 and had no effect on the Company's cash flow. Item 2, Management Discussion and Analysis or Plan of Operation, has also been revised to reflect these changes.

  Item 1.    Financial Statements

    Balance Sheet as of June 30, 1997 (unaudited)
    and as of  March 31, 1997  (audited)                                          2

    Statement of Operations for the three month periods ended June 30, 1997 and 1996 (unaudited), and the period from August 23, 1995 (inception) to
    June 30, 1997 (unaudited)                                                     3

    Statement of Cash Flows for the three month periods ended June 30, 1997 and 1996 (unaudited) and the period from August 23, 1995 (inception) to
    June 30, 1997 (unaudited)                                                     4


    Notes to Financial Statements                                                 5


  Item 2.  Management's Discussion and Analysis or Plan
  of Operation                                                                    7

PART II      OTHER INFORMATION                                                    9

                    Signatures                                                   10





PART I:   FINANCIAL INFORMATION



ITEM 1. Financial  Statements
NETLIVE  COMMUNICATIONS, INC.
(a development stage company)
Balance Sheet


                                                                  June 30, 1997                   March 31, 1997
                                                             ------------------------           --------------------
                                                                   (unaudited)

ASSETS
  Current Assets
           Cash and cash equivalents                              $1,181,452                           $    32,958
           Marketable securities                                     998,569                             2,984,826
           Prepaid expenses and other current assets                  38,035                                32,435
                                                                  ----------                           -----------
               TOTAL  CURRENT  ASSETS                              2,218,056                             3,050,219

           Property  and Equipment, net                              102,930                                93,853
           Capitalized software development costs                    160,620                                     -
           Deferred income tax asset, net of valuation
           allowance                                                       -                                     -
           Other Assets                                               42,458                                50,112
                                                                  ----------                           -----------
                TOTAL  ASSETS                                     $2,524,064                           $ 3,194,184
                                                                ============                          ============

LIABILITIES  AND  STOCKHOLDERS' EQUITY
  Current Liabilities
           Accounts payable & accrued expenses                    $  128,327                           $   414,633
                                                                  ----------                           -----------
                TOTAL CURRENT LIABILITIES                            128,327                               414,633
                                                                  ----------                           -----------

STOCKHOLDERS' EQUITY
           Preferred stock--$.0001 par value; authorized  1,000,000
           shares, none issued                                             -                                     -
           Common Stock--$.0001 par  value: authorized 19,000,000
           shares, issued and outstanding 2,950,000 shares               295                                   295
           Additional paid-in capital                              5,817,281                             5,996,948
           Deficit accumulated during development stage           (2,733,840)                           (2,288,588)
           Deferred Compensation                                    (687,999)                             (929,104)
                                                                  ----------                            ----------
                STOCKHOLDERS'  EQUITY                              2,395,737                             2,779,551
                                                                  ----------                            ----------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                    $2,524,064                            $3,194,184
                                                                 ===========                            ==========


The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Operations




                                                                           Period from
                                   Three months        Three months       August 23,1995
                                      ended               ended         (date of inception)
                                  June 30, 1997       June 30, 1996      to June 30, 1997
                               ------------------ ------------------  ---------------------
                                  (unaudited)         (unaudited)

Net revenue                        $  10,256                  --           $    17,945
                                 ------------        ------------        --------------

Selling, general & administrative
expenses:
Salaries                           $ 124,209           $  93,099           $   761,942
Research and development                  --              65,130               568,855
Professional fees                    187,304              23,674               589,632
Rent                                   9,085              11,036                67,287
Depreciation & amortization           11,391               5,180                44,665
Interest expense and financing costs      --             189,357               196,123
Interest and dividend income         (31,635)                 --              (145,321)
Other                                155,154              33,831               668,602
                                  -----------         -----------           -----------
Total expenses                       455,508             421,307             2,751,785
                                  -----------         -----------           -----------

Net loss                           $(445,252)          $(421,307)          $(2,733,840)
                                  ===========         ===========           ===========

Net loss per common share          $   (0.15)          $   (0.21)                   --
                                  ===========         ===========           ===========
Weighted average number of common
shares outstanding                 2,950,000           2,046,743                    --
                                  ===========         ===========           ===========

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Cash Flows


                                                                                                                     Period from
                                                                             Three                Three            August 23, 1995
                                                                          months ended         months ended        (inception) to
                                                                         June 30, 1997         June 30, 1996        June 30, 1997
                                                                       ------------------   ------------------   ------------------
                                                                           (unaudited)          (unaudited)
Cash flows from operating activities:
Net Loss                                                                    $(445,252)          $(421,307)          $ (2,733,840)
Adjustments to reconcile net loss to net cash used in
operating activities:
Expenses paid by stockholders, contributed to Company                               -                   -                 12,006
Amortization of deferred compensation expense                                  61,438              12,500                161,084
Amortization of debt issue costs and discount on
notes payable                                                                       -             186,131                190,000
Depreciation and amortization                                                  11,391               5,180                 44,665

  Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets                          (5,600)            (49,400)               (38,035)
Increase in capitalized software development costs                           (160,620)                  -               (160,620)
Increase (decrease) in other assets                                             7,500                   -                (37,175)
Increase (decrease) in accounts payable and accrued
expenses                                                                     (286,306)             91,209                128,327
                                                                         ------------         -----------            -----------
Net cash used in operating activities                                        (817,449)           (175,687)            (2,433,588)
                                                                         ------------         -----------            -----------
 Cash flows from investing activities:
Purchase of property and equipment                                            (20,314)            (22,109)              (110,816)
Acquisition of intangibles                                                          -              (1,920)                (6,140)
Purchase of available-for-sale securities                                           -                   -             (4,984,826)
Proceeds from sales of available-for-sale securities                        1,986,257                   -              3,986,257
                                                                          -----------         -----------            -----------

  Net cash provided by (used in) investing activities                       1,965,943             (24,029)            (1,115,525)
                                                                          -----------         -----------            -----------
  Cash flows from financing activities:
Net proceeds from issuance of common stock                                          -             376,029              4,816,697
Principal payments on obligations under capital leases                              -              (1,246)               (17,632)
Proceeds from issuance (repayment of) notes payable                                 -            (250,000)                     -
Debt issue costs                                                                    -                   -                (25,000)
Deferred offering costs                                                             -             (65,320)               (43,500)
                                                                          -----------         -----------            -----------
  Net cash provided from financing activities                                       -              59,463              4,730,565
                                                                          -----------         -----------            -----------
  Net increase (decrease) in cash                                           1,148,494            (140,253)             1,181,452

  Cash and cash equivalents at beginning of period                             32,958             160,395                      -
                                                                          -----------         -----------            -----------
  Cash and cash equivalents at end of period                             $  1,181,452          $   20,142            $ 1,181,452
                                                                          ===========         ===========            ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                            -          $    5,578            $     5,578
                                                                          ===========         ===========            ===========

Supplemental schedule of noncash financing and investing activities:
  Contributed property and equipment                                                -                   -            $    18,290
                                                                          ===========         ===========            ===========
  Capital lease obligations incurred                                                -                   -            $    17,632
                                                                          ===========         ===========            ===========
Common stock issued for services related to
  initial public offering                                                           -                   -            $    14,875
                                                                          ===========         ===========            ===========
Common stock and stock options issued under
  employment agreement and for services                                             -          $  300,000            $ 1,028,750
                                                                          ===========         ===========            ===========

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1

BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements of NetLive Communications, Inc. ("NetLive" or the "Company") as of March 31, 1997 and for the year then ended and the notes thereto included in the Company's Form 10-KSB and amendments thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. There have been no significant changes of accounting policy since March 31, 1997.


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


NOTE 3

CAPITALIZED SOFTWARE COSTS

Certain software development costs are capitalized in accordance with Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" and are stated at the lower of unamortized cost or net realizable value. Capitalization of software development costs begins upon the establishment of technological feasibility and ends when the product is available for general release to customers. The Company has determined that it had achieved technological feasibility during April 1997. Amortization of capitalized software development costs shall start when the product is available for general release to customers and will be provided at the greater of the amount computed using (a) the ratio of current gross revenues for the product to the total of current and anticipated future gross revenues, or (b) the straight-line method over the remaining estimated economic life of the product. All other research and development expenditures are charged to research and development expense in the period incurred.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

NOTE 4

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

NOTE 5

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

NOTE 6

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

During February 1997, the board of directors of the Company adopted a performance share program, which authorized the establishment of a trust. The Company contributed 300,000 shares of the Company's common stock to the trust to be held therein until distributed to employees, as defined. Restrictions on the awards granted to date expire annually over a five year period. As of June 30, 1997, awards relating to an aggregate of 106,000 shares of common stock had been made to employees. During the 3 month period ended June 30, 1997, previously issued awards relating to 28,000 shares of common stock were forfeited due to employee departures. As of June 30, 1997, the awards outstanding net of awards forfeited aggregated 78,000 shares of common stock. The market value of the 106,000 shares on the date of grant was $728,750, which was recorded as deferred compensation and is shown as a separate component of stockholders' equity. The deferred compensation is being charged to selling, general and administrative expenses over the five year vesting period. Compensation charged to selling, general and administrative expense was $36,438 for the fiscal quarter ended June 30, 1997. Additionally, during the 3 months ended June 30, 1997, deferred compensation was reduced by $179,667 to reflect the unamortized portion attributable to awards for 28,000 shares of common stock forfeited due to employee departures.

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

The Company continues to seek strategic alliances and joint ventures that complement the Company's overall business strategy. Based on this strategy, the Company directs a significant percentage of its capital reserves towards operating expenses and towards non-operating expenses associated with business development, and anticipates continuing to do so for the near future. Net losses were $445,252 during the first quarter of fiscal 1998, as compared to $421,307 during the first quarter of fiscal 1997. Net loss per share was $0.15 during the first quarter of fiscal 1998, as compared to $0.21 during the first quarter of fiscal 1997.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified employees, and continue to develop its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception through the quarter ended June 30, 1997. As of June 30, 1997, the Company had an accumulated deficit during the development stage of $2,733,840. There can be no assurance that the Company will achieve or maintain profitability.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses were $455,508 for the first quarter of fiscal 1998, as compared to $421,307 for the first quarter of fiscal 1997.


The Company experienced materially increased selling, general and administrative expenses during the first quarter of fiscal 1998, which was largely attributable to increased legal costs arising from a threatened proxy contest by May Davis Group, Inc. ("May Davis"), the underwriter for the Company's initial public offering, and affiliated parties. Following extensive negotiations, the Company entered into a Settlement and Voting Agreement with May Davis and such parties on June 12, 1997. In light of the professional fees associated with the filing of the Company's first Form 10-KSB, proxy statement and other legal compliance, the Company does not anticipate a substantial diminution in the professional fee component of the selling, general and administrative expenses until the second quarter of fiscal 1998. Such increase in selling, general and administrative expenses were offset by certain software development costs which are now being capitalized in accordance with generally accepted accounting principles. The Company had determined that it had achieved technological feasibility during April 1997.

Included in Selling, General and Administrative expenses are salaries aggregating $124,209 for the first quarter of fiscal 1998, as compared to $93,099 for the first quarter of fiscal 1997. Such increase is attributable to the salaries of the administrative staff, which has been expanded.

Interest Expense, Financing Costs and Interest Income

Interest expense and financing costs consists of interest incurred on equipment financing and financing costs incurred in connection with the March 1996 private placement of debt securities. Such debt securities were re-paid in May 1996. At the date of payment, the Company recorded a financing charge of approximately $165,000. There were no interest expense and financing costs during the first quarter of fiscal 1998, as compared to $189,357 for the first quarter of 1997. Interest and dividend income of $31,635 for the first quarter of fiscal 1998 represents interest earned on investments of the proceeds from the initial public offering.


Provision for Income Taxes

The Company has no provision for income taxes for all periods presented since it incurred net losses for such periods.


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

The Company anticipates spending approximately $700,000 of its available cash and marketable securities during fiscal 1998 on software development costs, a portion of which will be capitalized.

The Company does not expect any purchase or sale of plant or significant equipment during fiscal 1998.

The Company believes that significant ongoing investment in all areas of the business will continue to be critical to its success. The Company believes that its existing cash and marketable securities will be sufficient to fund the Company's operations for six to nine months. There can be no assurance that the Company's cost estimates are accurate or that the Company's cash and marketable securities will provide sufficient working capital for operations. The Company expects that it will have to raise additional funds, and anticipates actively seeking such capital, during the next six to nine months for additional research and development,sales and marketing and capital expenditures. Such additional capital may take the form of equity issuance, debt issuance or a combination thereof. The Company currently does not have any commitments to obtain additional financing and there can be no assurance that such financing will be available or, if so, that it can be obtained on terms satisfactory to the Company.

PART II  OTHER INFORMATION

ITEMS 1 THROUGH 5,INCLUSIVE, ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6 Exhibits and Reports on Form 8-K

      (a) Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

       3.1    Articles of Incorporation, as amended to date(1)
       3.2    By-Laws(1)(2)
       4.1    Form of Underwriter's Warrant(1)
       4.2 Form of Financial Advisory and Investment Banking Agreement with the Underwriter(1)
       4.3    Form of Common Stock Certificate(1)
       4.4    Form of Common Stock Purchase Warrant(1)
       4.5    Form of Common Stock Purchase Warrant used for Bridge Loans(1)
       4.6    Form of Warrant Agreement(1)
       10.1   Employment Agreement with Laurence Rosen(1)
       10.2   Employment Agreement with Michael Kharitonov(1)
       10.3   Employment Agreement with Jeffrey Wolf, as amended(1)
       10.4   Amendment No. 1 to Employment Agreement with Michael
              Kharitonov(1)
       10.5   Employment Agreement with Vladislav Rysin(1)
       10.6   License Agreement with Jeane Dixon(1)
       10.7   Company's 1996 Incentive Stock Option Plan(1)
       10.8 NetLive Communications, Inc. Performance Share Program and Performance Share Program Trust(3)
       10.9 Settlement and Voting Agreement, dated as of June 12, 1997, among the Company, May Davis Group, Inc. et al.(4)
       10.10 Letter agreement, dated as of June 12, 1997, between the Company and Gary Rogers(4)
       10.11 Severance Agreement, dated as of June 12, 1997, between the Company and Laurence M. Rosen and exhibits thereto including the Consulting Agreement.(4)
       27.1   Financial Data Schedule

-------------------
(1) Filed with the Company's Registration Statement filed on Form SB-2 (File No. 333-4057).

(2) Amendment to Article II, Section 7 of the Company's By-laws filed with the Company's Current Report on Form 8-K dated January 28, 1997.

(3)    Filed with the Company's Current Report on Form 8-K dated February 27,
       1997.

(4)    Filed with the Company's Current Report on Form 8-K dated July 3, 1997


          (b) Reports on Form 8-K

              A Form 8-K was filed by the Company on July 3, 1997. This filing disclosed under Item 5 the Company's entry into a June 12, 1997 Settlement and Voting Agreement with May Davis Group Inc., the underwriter for the Company's initial public offering in August 1996, and several of its affiliates. The filing also disclosed under Item 5 the Company's entry into a June 12, 1997 Severance Agreement and ancillary agreements with Laurence Rosen, as well as the resignation of Mr. Rosen as the Company's Chief Executive Officer, President, Chief Financial Officer, Treasurer and as a member of the Company's Board of Directors.

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NETLIVE COMMUNICATIONS, INC.


Date: November 26, 1997         By: /s/ Michael Kharitonov
----------------------------       ----------------------------------------
                                   Michael Kharitonov
                                   Chief Executive Officer and
                                   President




Date: November 26, 1997         By: /s/ Andrew Schwartz
----------------------------       ---------------------------------------
                                   Andrew Schwartz
                                   Chief Financial Officer, Treasurer
                                   and Secretary
                                   (Principal Accounting and Financial Officer)