Form 10QSB/A
period 1997-09-30
NETLIVE COMMUNICATIONS INC
filed 1997-11-26
CIK 1013277

                      SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC

                                 FORM 10-QSB/A


 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
- ---   EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997
                                --------------
                                      or

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

The accompanying financial statements are amended from the original filing in order to capitalize certain software development costs as permitted by Financial Accounting Standards No. 86 (see Note 3 to the financial statements below). The capitalization of such amounts previously expensed had the effect of increasing total assets by $322,562 as of September 30, 1997, decreasing the net loss per common share by $.05 and $.11 for the three and six month periods ended September 30, 1997 and had no effect on the Company's cash flow.
Item 2, Management's Discussion and Analysis or Plan of Operations, has also been revised to reflect these changes.

  Item 1. Financial Statements

    Balance Sheet as of September 30, 1997 (unaudited)
    and as of  March 31, 1997  (audited)                                          2

    Statement of Operations for the three and six month periods ended
    September 30, 1997 and 1996 (unaudited), and the period from August 23,
    1995 (inception) to September 30, 1997 (unaudited)                            3

    Statement of Cash Flows for the six month periods ended September 30, 1997 and 1996 (unaudited) and the period from August 23, 1995 (inception) to
    September 30, 1997 (unaudited)                                                4


    Notes to Financial Statements                                                 5


  Item 2.  Management's Discussion and Analysis or Plan
  of Operation                                                                    8

PART II     OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                     10


            Signatures                                                           12





PART I:   FINANCIAL INFORMATION



ITEM 1. Financial  Statements
NETLIVE  COMMUNICATIONS, INC.
(a development stage company)
Balance Sheet


                                                                September 30, 1997                 March 31, 1997
                                                             ------------------------           --------------------
                                                                   (unaudited)                       (audited)

ASSETS
  Current Assets
           Cash and cash equivalents                              $  733,986                           $    32,958
           Marketable securities                                     994,735                             2,984,826
           Prepaid expenses and other current assets                  82,822                                32,435

                                                                  ----------                           -----------
               TOTAL  CURRENT  ASSETS                              1,811,543                             3,050,219

           Property  and Equipment, net                              114,772                                93,853
           Capitalized software development costs                    322,562                                     -
           Deferred income tax asset, net of valuation
           allowance                                                       -                                     -
           Other Assets                                               35,746                                50,112
                                                                  ----------                           -----------
                TOTAL  ASSETS                                     $2,284,623                           $ 3,194,184
                                                                ============                          ============

LIABILITIES  AND  STOCKHOLDERS' EQUITY
  Current Liabilities
           Accounts payable & accrued expenses                    $  159,637                           $   414,633
                                                                  ----------                           -----------
      TOTAL CURRENT LIABILITIES                                      159,637                               414,633
                                                                  ----------                           -----------

STOCKHOLDERS' EQUITY
           Preferred stock--$.0001 par value; authorized
           1,000,000 shares, none issued                                   -                                     -
           Common Stock--$.0001 par  value: authorized
           19,000,000 shares, issued and outstanding
           2,950,000 shares                                              295                                   295
           Additional paid-in capital                              5,864,448                             5,996,948
           Deficit accumulated during development stage           (3,055,110)                           (2,288,588)
           Deferred Compensation                                    (684,647)                             (929,104)
                                                                  ----------                            ----------
      STOCKHOLDERS'  EQUITY                                        2,124,986                             2,779,551
                                                                  ----------                            ----------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                    $2,284,623                            $3,194,184
                                                                 ===========                            ==========


The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Operations




                                                                                                                   Period from
                                   Three months        Three months        Six months          Six months         August 23,1995
                                      ended               ended              ended               ended          (date of inception)
                               September 30, 1997 September 30, 1996  September 30, 1997  September 30, 1996  to September 30, 1997
                               ------------------ ------------------  ------------------  ------------------  ---------------------
                                  (unaudited)         (unaudited)         (unaudited)          (unaudited)          (unaudited)

Net revenue                                -                   -           $  10,256                    -            $  17,945
                                 ------------        ------------        ------------        -------------       --------------

Selling, general & administrative
expenses:
Salaries                         $   108,872          $   99,077           $ 233,081          $   192,176            $ 870,814
Research and development                  --              68,850                  --              133,980              568,855
Professional fees                     84,931              38,235             272,235               61,909              674,563
Rent                                   4,978              11,813              14,063               22,849               72,265
Depreciation & amortization           13,331               6,431              24,722               11,611               57,996
Interest expense and financing costs      --                  --                  --              169,932              196,123
Interest and dividend income         (20,170)            (19,425)            (51,805)                  --             (165,491)
Other                                129,328              74,152             284,482              107,983              797,930
                                  -----------         -----------         -----------          -----------          -----------
Total expenses                       321,270             279,133             776,778              700,440            3,073,055
                                  -----------         -----------         -----------          -----------          -----------

Net loss                         $  (321,270)           (279,133)        $  (766,522)         $  (700,440)         $(3,055,110)
                                  ===========         ===========         ===========          ===========          ===========

Net loss per common share        $     (0.11)        $     (0.11)              (0.26)         $     (0.30)                  --
                                  ===========         ===========         ===========          ===========          ===========
Weighted average number of common
shares outstanding                 2,950,000           2,646,563           2,950,000            2,348,292                   --
                                  ===========         ===========         ===========          ===========          ===========

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Cash Flows


                                                                                                                     Period from
                                                                               Six                 Six             August 23, 1995
                                                                          months ended         months ended        (inception) to
                                                                       September 30, 1997   September 30, 1996   September 30, 1997
                                                                       ------------------   ------------------   ------------------
                                                                           (unaudited)          (unaudited)          (unaudited)
Cash flows from operating activities:
Net Loss                                                                    $(766,522)          $(700,440)          $ (3,055,110)
Adjustments to reconcile net loss to net cash used in
operating activities:
Expenses paid by stockholders, contributed to Company                               -                   -                 12,006
Amortization of deferred compensation expense                                 111,957              37,500                211,603
Amortization of debt issue costs and discount on
notes payable                                                                       -             186,131                190,000
Depreciation and amortization                                                  24,414              11,611                 57,688

  Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets                         (50,387)           (109,600)               (82,822)
(Increase) decrease in other assets                                            14,366             (57,500)               (30,309)
Increase in capitalized software development costs                           (322,562)                  -               (322,562)
Increase (decrease) in accounts payable and accrued
expenses                                                                     (254,996)            (13,846)               159,637
                                                                         ------------         -----------            -----------
Net cash used in operating activities                                      (1,243,730)           (646,144)            (2,859,869)
                                                                         ------------         -----------            -----------
 Cash flows from investing activities:
Purchase of property and equipment                                            (45,333)            (26,084)              (135,835)
Acquisition of intangibles                                                          -              (1,920)                (6,140)
Purchase of available-for-sale-securities                                           -                   -             (4,984,826)
Proceeds from sales of available-for-sale securities                        1,990,091                   -              3,990,091
                                                                          -----------         -----------            -----------

  Net cash provided by (used in) investing activities                       1,944,758             (28,004)            (1,136,710)
                                                                          -----------         -----------            -----------
  Cash flows from financing activities:
Net proceeds from issuance of common stock                                          -           4,737,057              4,816,697
Principal payments on obligations under capital leases                              -              (2,528)               (17,632)
Proceeds from issuance (repayment of) notes payable                                 -            (250,000)                     -
Debt issue costs                                                                    -                   -                (25,000)
Deferred offering costs                                                             -                   -                (43,500)
                                                                          -----------         -----------            -----------
  Net cash provided from financing activities                                       -           4,484,529              4,730,565
                                                                          -----------         -----------            -----------
  Net increase in cash and cash equivalents                                   701,028           3,810,381                733,986

  Cash and cash equivalents at beginning of period                             32,958             160,395                      -
                                                                          -----------         -----------            -----------
  Cash and cash equivalents at end of period                             $    733,986          $3,970,776            $   733,986
                                                                          ===========         ===========            ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                            -          $    7,155            $     6,123
                                                                          ===========         ===========            ===========

Supplemental schedule of noncash financing and investing activities:
  Contributed property and equipment                                                -                   -            $    18,290
                                                                          ===========         ===========            ===========
  Capital lease obligations incurred                                                -                   -            $    17,632
                                                                          ===========         ===========            ===========
Common stock issued for services related to
  initial public offering                                                           -                   -            $    14,875
                                                                          ===========         ===========            ===========
Common stock and stock options issued under
  employment agreement and for services                                     $  60,000          $  300,000            $ 1,088,750
                                                                          ===========         ===========            ===========
Termination of common stock granted under the
  performance share program                                                  (192,500)                  -               (192,500)
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

The Company continues to seek strategic alliances and joint ventures that complement the Company's overall business strategy. No such alliances or ventures have been consummated to date. Based on this strategy, the Company directs a significant percentage of its capital reserves towards operating expenses and towards non-operating expenses associated with business development, and anticipates continuing to do so for the near future. Net losses were $321,270 and $766,522 during the three months and six months ended September 30, 1997, as compared to $279,133 and $700,440 during the three months and six months ended September 30, 1996, respectively. Net loss per share was $0.11 and $0.26 during the three months and six months ended September 30, 1997, as compared to $0.11 and $0.30 during the three months and six months ended September 30, 1996.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Testing of the Company's technology has been delayed, and, to date, the Company has not produced or sold any commercial products. Nor has the Company generated any significant revenues. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified employees, and continue to develop its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. The Company has incurred net losses since inception through the quarter ended September 30, 1997. As of September 30, 1997, the Company had an accumulated deficit during the development stage of $3,055,110. There can be no assurance that the Company will achieve or maintain profitability.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses were $321,270 and $776,778 for the three and six months ended September 30, 1997, as compared to $279,133 and $700,440 for the three and six months ended September 30, 1996. This increase was primarily attributable to the hiring of additional personnel and otherwise expanding operations. Included in Selling, General and Administrative expenses are salaries aggregating $108,872 and $233,081 for the three months and six months ended September 30, 1997, as compared to $99,077 and $192,176 for the three months and six months ended September 30, 1996.

The Company experienced a material decrease in selling, general and administrative expenses during the second quarter of fiscal 1998 as opposed to the first quarter of fiscal 1998, during which selling, general and administrative expenses were $455,508. This decrease was largely attributable to decreased legal costs. During the first quarter of fiscal 1998, the Company experienced extraordinary legal costs, which arose from a threatened proxy contest by May

Davis Group, Inc. ("May Davis"), the underwriter for the Company's initial public offering, and affiliated parties. Following extensive negotiations, the Company entered into a Settlement and Voting Agreement with May Davis and such parties on June 12, 1997, which was subsequently amended on September 23, 1997.

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

The Company anticipates spending approximately $400,000 of its available cash and marketable securities during the last two quarters of fiscal 1998 on software development costs, a portion of which will be capitalized.

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

PART II  OTHER INFORMATION

ITEMS 1, 2, 3, 4, 5 AND 5 - RESPONSES TO THESE ITEMS HAVE
BEEN PREVIOUSLY PROVIDED AND THEREFORE HAVE BEEN
OMITTED HEREIN



ITEM 6 Exhibits and Reports on Form 8-K

      (a) Exhibits: The following exhibits are filed herewith or incorporated herein by reference:

       1.1    Underwriting Agreement (1)
       3.1    Articles of Incorporation, as amended to date(1) (6)
       3.2    By-Laws (1) (2) (7)
       4.1    Form of Underwriter's Warrant(1)
       4.2 Form of Financial Advisory and Investment Banking Agreement with the Underwriter(1)
       4.3    Form of Common Stock Certificate(1)
       4.4    Form of Common Stock Purchase Warrant(1)
       4.5    Form of Common Stock Purchase Warrant used for Bridge Loans(1)
       4.6    Form of Warrant Agreement(1)
       10.1   Employment Agreement with Laurence Rosen(1)
       10.2   Employment Agreement with Michael Kharitonov(1)
       10.3   Employment Agreement with Jeffrey Wolf, as amended(1)
       10.4   Amendment No. 1 to Employment Agreement with Michael
              Kharitonov(1)
       10.5   Employment Agreement with Vladislav Rysin(1)
       10.6   License Agreement with Jeane Dixon(1)
       10.7   Company's 1996 Incentive Stock Option Plan (1)(9)
       10.8 NetLive Communications, Inc. Performance Share Program and Performance Share Program Trust(3)
       10.9 Settlement and Voting Agreement, dated as of June 12, 1997, among the Company, May Davis Group, Inc. et al.(4)
       10.10 Letter agreement, dated as of June 12, 1997, between the Company and Gary Rogers(4)
       10.11 Severance Agreement, dated as of June 12, 1997, between the Company and Laurence M. Rosen and exhibits thereto including the Consulting Agreement.(4)
       10.12 Amendment to Settlement and Voting Agreement, dated as of September 23, 1997, by and among the Company, May Davis Group, Inc. et al. (5)
       10.13 Amendment to Underwriting Agreement, dated as of September 23, 1997, by and between the Company and May Davis Group, Inc. (5)
       10.14 Letter Agreement, dated as of September 23, 1997, by and between the Company and Gary Rogers (5)
       10.15  Company's 1997 Stock Option Plan (8)
       27.1   Financial Data Schedule (10)

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

(2) Amendment to Article II, Section 7 of the Company's By-laws filed with the Company's Current Report on Form 8-K dated January 28, 1997.

(3)    Filed with the Company's Current Report on Form 8-K dated February 27,
       1997.

(4)    Filed with the Company's Current Report on Form 8-K dated July 3, 1997

(5)    Filed with the Company's Current Report on Form 8-K dated October 8, 1997

(6) Additional Articles IX, X and XI were filed with the Company's Current Report on Form 10-QSB dated November 14, 1997.

(7) The amendment to Article III, Sections 1(a), 1(c), 6 and 9 and the amendment to Article IV, Sections 1(b), 1(c) and 3 were filed with the Company's Current Report on Form 10-QSB dated November 14, 1997.

(8) Filed with the Company's Current Report on Form 10-QSB dated November 14, 1997.

(9) Amended and corrected version filed with the Company's Current Report on Form 10-QSB dated November 14, 1997.

(10)   Filed herewith.

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


                              NETLIVE COMMUNICATIONS, INC.


Date:    11/26/97           By: /s/ Michael Kharitonov
----------------------------   ------------------------------------------
                               Michael Kharitonov
                               Chief Executive Officer and
                               President




Date:   11/26/97            By: /s/ Andrew Schwartz
----------------------------   ------------------------------------------
                               Andrew Schwartz
                               Chief Financial Officer, Treasurer and Secretary
                               (Principal Accounting and Financial Officer)