Form 10QSB
period 1997-12-31
NETLIVE COMMUNICATIONS INC
filed 1998-02-17
CIK 1013277

                      SECURITIES AND EXCHANGE COMMISSION

                                Washington, DC

                                  FORM 10-QSB


 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
----     EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997
                                --------------
                                      or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----     EXCHANGE ACT OF 1934

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

            Class                           Outstanding at February 1, 1998
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

  Item 1.    Financial Statements


    Balance Sheet as of December 31, 1997 (unaudited)
    and as of  March 31, 1997  (audited)                                                     3

    Statement of Operations for the three and nine month periods ended
    December 31, 1997 and 1996 (unaudited), and the period from
    August 23, 1995 (inception) to December 31, 1997 (unaudited)                             4

    Statement of Cash Flows for the nine month periods ended December 31, 1997 and 1996 (unaudited) and the period from
    August 23, 1995 (inception) to   December 31, 1997 (unaudited)                           5


    Notes to Financial Statements                                                            6


  Item 2.  Management's Discussion and Analysis or Plan
  of Operation                                                                              10

PART II            OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders                                 14

Item 6.           Exhibits and Reports on Form 8-K                                          15


                             Signatures                                                     18





PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements
NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Balance Sheet

                                                       DECEMBER 31,1997  MARCH 31, 1997
                                                        ---------------- --------------
                                                           (unaudited)       (audited)
ASSETS

 Current Assets
  Cash and cash equivalents                               $   416,366     $    32,958
  Marketable securities                                       987,892       2,984,826
  Prepaid expenses and other current assets                    84,580          32,435
                                                        ---------------- --------------
   TOTAL CURRENT ASSETS                                     1,488,838       3,050,219
  Property and Equipment, net                                 113,988          93,853
  Capitalized software development costs                      523,600               -
  Deferred income tax asset, net of valuation
   allowance                                                        -               -
  Other Assets                                                 28,092          50,112
                                                        ---------------- --------------
   TOTAL ASSETS                                           $ 2,154,518     $ 3,194,184
                                                        ================ ==============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Accounts payable & accrued expenses                     $   189,518     $   414,633
  Note payable-bank                                           150,000               -
                                                        ---------------- --------------
   TOTAL CURRENT LIABILITIES                                  339,518         414,633
                                                        ---------------- --------------
STOCKHOLDERS' EQUITY

  Preferred stock--$.0001 par value; authorized
   1,000,000 shares, none issued                                    -               -
  Common Stock--$.0001 par value: authorized
   19,000,000 shares, issued and outstanding
   2,950,000 shares                                               295             295
  Additional paid-in capital                                5,864,448       5,996,948
  Deficit accumulated during development stage             (3,430,755)     (2,288,588)
  Deferred Compensation                                      (618,988)       (929,104)
                                                        ---------------- --------------
STOCKHOLDERS' EQUITY                                        1,815,000       2,779,551
                                                        ---------------- --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 2,154,518     $ 3,194,184
                                                        ================ ==============

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Operations

                                                                                                          PERIOD FROM
                              THREE MONTHS       THREE MONTHS       NINE MONTHS       NINE MONTHS        AUGUST 23, 1995
                                  ENDED             ENDED              ENDED             ENDED        (DATE OF INCEPTION)
                            DECEMBER 31, 1997 DECEMBER 31, 1996  DECEMBER 31, 1997 DECEMBER 31, 1996  TO DECEMBER 31, 1997
                            -----------------  ----------------- -----------------  ----------------- --------------------
                                (unaudited)       (unaudited)        (unaudited)       (unaudited)         (unaudited)
Net revenue                              -                 -        $    10,256                 -         $    17,945
                            -----------------  ----------------- -----------------  ----------------- --------------------
Selling, general &
 administrative expenses:
Salaries                       $   149,679       $   105,110        $   382,760       $   297,286         $ 1,020,493
Research and development                 -            73,042                  -           207,022             568,855
Professional fees                  105,678            56,258            377,913           118,167             780,241
Rent                                 7,685            12,335             21,748            35,184              79,950
Depreciation &
 amortization                       14,772             6,929             39,494            18,540              72,768
Interest expense and
 financing costs                         -                 -                  -           119,028             196,123
Interest and dividend
 income                            (21,556)          (50,904)           (73,361)                -            (187,047)
Other                              119,387           201,850            403,869           309,833             917,317
                            -----------------  ----------------- -----------------  ----------------- --------------------
Total expenses                     375,645           404,620          1,152,423         1,105,060           3,448,700
                            -----------------  ----------------- -----------------  ----------------- --------------------
Net loss                       $  (375,645)      $  (404,620)       $(1,142,167)      $(1,105,060)        $(3,430,755)
                            =================  ================= =================  ================= ====================
Basic loss per common
 share                         $     (0.13)      $     (0.13)       $     (0.39)      $     (0.43)                  -
                            =================  ================= =================  ================= ====================
Weighted average number of
 common shares
 Outstanding                     2,950,000         3,080,259          2,950,000         2,593,168                   -
                            =================  ================= =================  ================= ====================

The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Cash Flows

                                                                                           PERIOD FROM
                                                         NINE               NINE         AUGUST 23, 1995
                                                     MONTHS ENDED       MONTHS ENDED      (INCEPTION) TO
                                                  DECEMBER 31, 1997   DECEMBER 31, 1996 DECEMBER 31, 1997
                                                  ------------------- -----------------  -----------------
                                                      (unaudited)         (unaudited)       (unaudited)
Cash flows from operating activities:
Net Loss                                             $(1,142,167)        $ (1,105,060)     $(3,430,755)
Adjustments to reconcile net loss to net cash
 used in operating activities:
Expenses paid by stockholders, contributed to
 Company                                                       -                   -            12,006
Amortization of deferred compensation expense            177,616              62,500           277,262
Amortization of debt issue costs and discount
 on notes payable                                              -             186,131           190,000
Depreciation and amortization                             39,494              18,540            72,306
 Changes in operating assets and liabilities:
Increase in prepaid expenses and other current
 assets                                                  (52,145)            (80,387)          (84,580)
(Increase) decrease in other assets                       21,558             (50,000)          (22,655)
Increase in capitalized software development
 costs                                                  (523,600)                  -          (523,600)
Increase (decrease) in accounts payable and
 accrued expenses                                       (225,115)            (26,095)          189,518
                                                  ------------------- -----------------  -----------------
Net cash used in operating activities                 (1,704,359)           (994,371)       (3,320,498)
                                                  ------------------- -----------------  -----------------
 Cash flows from investing activities:
Purchase of property and equipment                       (59,167)            (55,628)         (149,669)
Acquisition of intangibles                                     -              (1,920)           (6,140)
Purchase of available-for-sale securities                      -                   -        (4,984,826)
Proceeds from sales of available-for-sale
 securities                                            1,996,934                   -         3,996,934
                                                  ------------------- -----------------  -----------------
 Net cash provided by (used in) investing
 activities                                            1,937,767             (57,548)       (1,143,701)
                                                  ------------------- -----------------  -----------------
 Cash flows from financing activities:
Net proceeds from issuance of common stock                     -           4,737,057         4,816,697
Principal payments on obligations under capital
 leases                                                        -             (17,470)          (17,632)
Proceeds from issuance (repayment of) notes
 payable                                                 150,000            (250,000)          150,000
Debt issue costs                                               -                   -           (25,000)
Deferred offering costs                                        -                   -           (43,500)
                                                  ------------------- -----------------  -----------------
 Net cash provided from financing activities             150,000           4,469,587         4,880,565
                                                  ------------------- -----------------  -----------------
 Net increase in cash and cash equivalents               383,408           3,417,668           416,366
 Cash and cash equivalents at beginning of
 period                                                   32,958             160,395                 -
                                                  ------------------- -----------------  -----------------
 Cash and cash equivalents at end of period          $   416,366         $ 3,578,063       $   416,366
                                                  =================== =================  =================
Supplemental disclosure of cash flow
 information:
 Cash paid during the period for interest                      -         $     7,155       $     6,123
Supplemental schedule of noncash financing and
 investing activities:
  Contributed property and equipment                           -                   -       $    18,290
                                                  =================== =================  =================
  Capital lease obligations incurred                           -                   -       $    17,632
                                                  =================== =================  =================
Common stock issued for services related to
 initial public offering                                       -                   -       $    14,875
                                                  =================== =================  =================
Common stock and stock options issued under
  employment agreement and for services              $    60,000         $   300,000       $ 1,088,750
                                                  =================== =================  =================
Termination of common stock granted under the
 performance share program                              (192,500)                  -          (192,500)
                                                  =================== =================  =================

The accompanying notes should be read in conjunction with the financial statements.
                                5

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


NOTE 3

CAPITALIZED SOFTWARE COSTS

Certain software development costs are capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and are stated at the lower of unamortized cost or net realizable value. Capitalization of software development costs begins upon the establishment of technological feasibility and ends when the product is available for general release to customers. The Company determined that it achieved technological feasibility during April 1997. Amortization of capitalized software development costs shall start when the product is available for general release to customers and will be provided at the greater of the amount computed using (a) the ratio of current gross revenue for a product to the total of current and anticipated future gross revenue or (b) the straight-line method over the remaining estimated economic life of the product. All other research and development expenses, consisting primarily of salaries and consulting fees to support technology and services content development, are expensed as incurred.


NOTE 4

NET LOSS PER COMMON SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities.

For purposes of this computation shares of common stock issued for nominal consideration prior to the initial filing of the Registration Statement relating to the Initial Public Offering ("IPO") and shares issuable upon the exercise of all common stock purchase options outstanding issued for nominal consideration, with exercise prices below the IPO price, have been included in weighted average number of shares outstanding, since inception, utilizing the treasury stock method. Common stock equivalents issued after the IPO are not included in the weighted average number of shares since the effect would be antidilutive. Diluted EPS is not presented since the effect would be anti-dilutive.


NOTE 5

INCOME TAXES

No provision for income taxes has been made for all periods presented since the Company had net operating losses. These net operating losses have resulted in a deferred tax asset at December 31, 1997. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at December 31, 1997.

NOTE 6

EMPLOYEE STOCK OPTIONS AND PERFORMANCE SHARE PROGRAM

The Company maintains stock option plans to motivate and reward its employees, officers and directors. In May, 1996, in connection with an employment agreement, the Company issued options to purchase 100,000 shares of common stock to an employee under its 1996 stock option plan. In connection with the issuance of the options, the Company recorded deferred compensation of $300,000 to reflect the difference between the fair market price of the stock and the exercise price of the options at the date of issuance. The deferred compensation is being amortized over three years, the term of the employment agreement. During the three and nine month periods ended December 31, 1997, the Company recorded a charge to earnings of $25,000 and $75,000, respectively, for amortization of deferred compensation.

During February 1997, the board of directors of the Company adopted a performance share program, which authorized the establishment of a trust. The Company contributed 300,000 shares of the Company's common stock to the trust to be held therein until distributed to employees, as defined. Restrictions on such awards expire annually over a five year period. As of December 31, 1997, awards relating to an aggregate of 106,000 shares of common stock had been made to employees. As of the same date, previously issued awards relating to 28,000 shares of common stock had been forfeited due to employee departures and the awards outstanding net of awards forfeited aggregated 78,000 shares of common stock. The market value of the 106,000 shares on the date of grant was $728,750, which was recorded as deferred compensation and is shown as a separate component of stockholders' equity. The deferred compensation is being charged to selling, general and administrative expenses over the five year vesting period. In connection with the forfeiture of the 28,000 shares of common stock, the Company adjusted deferred compensation relating to the issuance of these awards by $192,500. In September 1997, an award for 10,000 shares of common stock was made to an employee. The market value on the date of grant was $60,000, which has been recorded as deferred compensation and is shown as a separate component of stockholders' equity. The deferred compensation is being charged to selling, general and administrative expenses over the 1 year vesting period. Compensation charged to selling, general and administrative expense was $40,659 and $102,616 for the three months and nine months ended December 31, 1997, respectively

On October 8, 1997, the stockholders of the Company adopted a stock option plan (the "1997 Plan"). Six hundred thousand shares have been authorized for issuance under the 1997 Plan. Although the Compensation Committee of the Board of Directors has recommended the issuance of 350,000 stock options to Michael Kharitonov, no Board of Directors action has been taken at the request of Mr. Kharitonov, and the Company has not yet issued any options under the 1997 Plan.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

THIS FORM 10-QSB CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF THE U.S. SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INVOLVE UNKNOWN RISKS AND UNCERTAINTIES THAT MAY CAUSE THE COMPANY'S ACTUAL RESULTS OR OUTCOMES TO BE MATERIALLY DIFFERENT FROM THOSE ANTICIPATED AND DISCUSSED HEREIN. IN ASSESSING THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, READERS ARE URGED TO READ CAREFULLY ALL RISK FACTORS AND CAUTIONARY STATEMENTS CONTAINED IN THIS FORM 10-QSB AND IN OTHER FILINGS MADE BY NETLIVE COMMUNICATIONS, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION.

PLAN OF OPERATION

The Company, a development stage company, was incorporated on August 23, 1995 in the State of Delaware. The Company is engaged principally in the design and development of Internet call center software technologies to license to businesses.

The Company continues to seek strategic alliances and joint ventures that complement the Company's overall business strategy. No such alliances or ventures have been consummated to date. Based on this strategy, the Company directs a significant percentage of its capital reserves towards operating expenses and towards non-operating expenses associated with business development, and anticipates continuing to do so for the near future. Net losses were $375,645 and $1,142,167 during the three months and nine months ended December 31, 1997, as compared to $404,620 and $1,105,060 during the three months and nine months ended December 31, 1996, respectively. Net loss per share was $0.13 and $0.39 during the three months and nine months ended December 31, 1997, as compared to $0.13 and $0.43 during the three months and nine months ended December 31, 1996.

The Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. Certain testing of the Company's technology has been delayed, and, to date, the Company has not produced or sold any commercial products. Nor has the Company generated any significant revenues. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. To address these risks, the Company must, among other things, respond to competitive developments, continue to attract, retain and motivate qualified employees, and continue to develop its technologies and commercialize products and services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks. In January, 1998, two members of the Company's Board of Directors, John Meier and Michael Wolf, resigned. Meier also served as the Company's Executive Vice President and Chief Operating Officer for approximately six months, ending in early January. The Company does not presently intend to fill the Executive Vice President and Chief Operating Officer positions. Michael Wolf, an outside director, was also a member of the Board's Compensation Committee. The resignations were for personal reasons and were unrelated to each other. Following the resignations, two of the seven NetLive Board positions are vacant. The Company has incurred net losses since inception through the quarter ended December 31, 1997. As of December 31, 1997, the Company had an accumulated deficit during the development stage of $3,430,755. There can be no assurance that the Company will achieve or maintain profitability.


On November 14, 1997, the Company received a letter from The NASDAQ Stock Market, Inc. ("NASDAQ") stating its intention to de-list the Company after November 28, 1997 if the Company did not demonstrate its compliance with NASDAQ's maintenance requirements or provide a definitive plan to become in compliance. On November 26, 1997, the Company amended its Form 10-QSB for the period ended September 30, 1997 to reflect management's decision to capitalize certain software development costs as permitted by applicable accounting standards, which had the effect of increasing the Company's total assets as of September 30, 1997 to $2,284,623 (the Company also amended its 10-QSB for the period ended June 30, 1997 to reflect capitalization of software development costs). NASDAQ then requested certain supplemental information, which the Company timely submitted. Although the Company has not received a further response from NASDAQ on this subject, a proposal to increase NASDAQ's maintenance requirements, and add certain new criteria, was approved on August 22, 1997 and will take effect on February 24, 1998. The Company would not satisfy such requirements if they were currently in effect and there can be no assurance that the Company will not be de-listed at any time, before or after that date. The Company believes that there is substantial likelihood that it will be de-listed when these rules become effective. In the event that the Company is de-listed, trading, if any, in the Company's securities would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." As a consequence of such de-listing, an investor would likely find it more difficult to dispose of, or to obtain quotations as to, the price of the Company's securities. Also, if the Company's securities were to become subject to the regulations applicable to penny stocks, as to which there is also a substantial likelihood, the market liquidity for the securities would be severely affected, limiting the ability of broker-dealers to sell the securities and the ability of stockholders to sell their securities in the secondary market. There is no assurance that trading in the Company's securities will not be subject to these or other regulations that would adversely affect the market for such securities.

The Company's ability to implement its objectives, as described herein and elsewhere, is necessarily subject to its ability to continue as a going concern. The Company believes that its existing cash and marketable securities will be sufficient to fund the Company's operations through approximately
May 31, 1998. There can be no assurance that the Company's cost estimates are accurate. The Company anticipates spending approximately $200,000 of its available cash and marketable securities during the last quarter of fiscal 1998, ending March 31, 1998, on software development costs, a portion of which will be capitalized. It is also anticipated that the Company will continue to devote resources to its lawsuit brought by Merrill New York Company ("Merrill"). Such lawsuit arose from a dispute over the bill relating to printing services performed by Merrill in conjunction with the Company's initial public offering. Merrill claims damages of approximately $100,000 plus interest and costs. The Company disputes and is vigorously defending a substantial portion of such claims.
The Company has also filed counterclaims for fraud, misrepresentation and tortious interference with business relations. Discovery has been completed, and the parties are awaiting the court's setting of a trial date. As a contingency matter and without prejudice to its legal position, the Company has previously recorded a portion of the amount claimed for damages in its financial statements.

The Company is having discussions with several companies concerning a possible business combination or other transaction. No letter of intent or definitive agreement has been executed and there can be no assurance that any of the transactions being discussed will be consummated. The Company expects that it will have to explore additional cost-saving measures. The Company anticipates, in the event that a business combination is not consummated, seeking to raise additional funds. Such additional capital may take the form of equity issuance, debt issuance or a combination thereof. The Company currently does not have any commitments to obtain additional financing and there can be no assurance that such financing will be available or, if so, that it can be obtained on terms satisfactory to the Company. In the event that the Company cannot obtain additional funds or enter into a business combination or other transaction with an entity with sufficient liquid resources in the near future, the Company will be forced to significantly curtail or cease its activities, which would likely result in loss to investors of all or a substantial portion of their investment.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses were $375,645 and $1,152,423 for the three and nine months ended December 31, 1997, as compared to $404,620 and $1,105,060 for the three and nine months ended December 31, 1996. Included in Selling, General and Administrative expenses are salaries aggregating $149,679 and $382,760 for the three months and nine months ended December 31, 1997, as compared to $105,110 and $297,286 for the three months and nine months ended December 30, 1996.

Interest Expense, Financing Costs and Interest Income

    There were no interest expenses and financing costs in either the third quarter of fiscal 1998 or the third quarter of fiscal 1997. Interest and dividend income was $21,556 and $73,361 for the three and nine months ended December 31, 1997, as compared to $50,904 and zero for the three and nine months ended December 31, 1996. All sums represent interest earned on investments of the proceeds from the initial public offering.

Provision for Income Taxes

The Company has no provision for income taxes for all periods presented since it incurred net losses for such periods

Liquidity and Capital Resources

The Company's cash, cash equivalents and marketable securities aggregated $1,404,258 at December 31, 1997, as compared to $3,017,784 at March 31, 1997.
Net cash used in operations was $1,704,359 for the nine months ended December 31, 1997, as compared to $994,371 used in operations for the nine months ended December 31, 1996. The increase in net cash used in operations from period to period was primarily attributable to the costs from hiring additional personnel and otherwise expanding operations and costs associated with the threatened proxy contest during the first quarter of fiscal 1998 by May Davis Group, Inc. ("May Davis"), the underwriter for the Company's initial public offering, and affiliated parties. Following extensive negotiations, the Company entered into a Settlement and Voting Agreement with May Davis and such parties on June 12, 1997, which was subsequently amended on September 23, 1997.

The uses of cash during the quarter ended December 31, 1997 were financed almost exclusively by the sale in August 1996, of 950,000 shares of common stock and 839,500 warrants to purchase common stock (including the exercise of the underwriter's overallotment option relating to 109,500 warrants) which resulted in proceeds of $4.2 million, net of offering expenses, as well as the sale, in March and May 1996, of an aggregate of 400,000 shares of common stock and 1,000,000 warrants in a private placement which resulted in proceeds of $376,000, net of offering expenses.

Net cash provided by (used in) investing activities was $1,937,767 for the nine months ended December 31, 1997, as compared to ($57,548) for the nine months ended December 31, 1996. The change in investing activities was primarily due to proceeds from sales of available for sale securities.

Net cash provided by financing activities was $150,000 during the nine months ended December 31, 1997, as compared to $4,469,587 for the nine months ended December 31, 1996. The decrease in net cash provided by financing activities primarily reflects the receipt of proceeds from the Company's initial public offering in August, 1996.

The Company does not expect any purchase or sale of plant or significant equipment during the remainder of fiscal 1998.

In the fourth quarter of fiscal 1998, the Company's bank obligation of $150,000 was repaid.

See also comments in the introduction section of Part I, Item 2 above.

PART II  OTHER INFORMATION

ITEMS 1, 2, 3 AND 5 - NOT APPLICABLE



ITEM 4 Submission of Matters to a Vote of Security Holders

As previously reported in the Company's Form 10-QSB filed November 14, 1997, the Company held its annual meeting of stockholders on October 8, 1997 in New York, New York (the "Annual Meeting"). The following four proposals were adopted:

     (1) The stockholders ratified amendments to the Company's By-Laws and Certificate of Incorporation to, among other things, increase the number of directors of the Company to seven and to institute a classified Board of Directors. To effect these amendments, Sections 1(a) and 1(c) of Article III of the By-laws were deleted in their entirety, certain additions to Articles III and IV were incorporated, and Articles IX, X and XI were added to the Company's Certificate of Incorporation. This summary is qualified by reference to the full text of the amendments to the Company's Certificate of Incorporation and By-laws which are set forth as Exhibits 3.1 and 3.2 to the Company's Form 10-QSB filed November 14, 1997. The classified Board of Directors divides the Company's Board of Directors into three classes of directors. Pursuant to these amendments, the terms of the directors will be as follows: (i) Class I Directors shall serve for a term expiring at the Company's 1998 Annual Meeting of Stockholders; (ii) Class II Directors shall serve for a term expiring at the Company's 1999 Annual Meeting of Stockholders; and (iii) Class III Directors shall serve for a term expiring at the Company's 2000 Annual Meeting of Stockholders. In addition, the Chairman of the Board will be elected directly by the Company's stockholders. The Company proposed these amendments to comply with its obligations under the Settlement and Voting Agreement (the "Voting Agreement") it entered into as of June 12, 1997 with May Davis Group, Inc. ("May Davis"), Owen May, Dibo Attar, Dennis E. Sal and seven investment funds as to which Mr. Attar acts as advisors. The Voting Agreement, which was amended on September 23, 1997, was entered into to, among other things, resolve certain corporate governance issues relating to the Company. The proposal to amend the charter and by-laws received 1,974,899 votes for, 3,200 votes against and 10,000 votes to abstain.


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

     (4) The stockholders ratified the adoption of the 1997 NetLive Communications, Inc. Stock Option Plan (the "1997 Plan"). The 1997 Plan was adopted to enable the Company to compete for talent in a highly competitive job market. Six hundred thousand shares of Common Stock have been authorized for issuance under the 1997 Plan. The 1997 Plan imposes no limit on the number of officers and other key employees to whom awards may be made. The 1997 Plan will be administered by a committee of at least two non-employee directors to be appointed by the Company's Board of Directors. The foregoing summary of the 1997 Plan is qualified in its entirety by reference to the full text of the 1997 Plan, a copy of which is annexed as Exhibit 10.15 to the Company's Form 10-QSB filed November 14, 1997. The proposal to ratify the 1997 Plan received 1,973,299 votes for, 14,800 votes against and zero votes to abstain.


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

------------------

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

(8) Filed with the Company's Current Report on Form 10-QSB dated November 14, 1997.

(9) Amended and corrected version filed with the Company's Current Report on Form 10-QSB dated November 14, 1997.

(10)   Filed herewith.

       (b) As previously reported in the Company's Form 10-QSB filed November 14, 1997, a Form 8-K was filed by the Company on October 8, 1997. This filing disclosed under

              Item 5 the Company's entry, as of September 23, 1997, into (1) an amendment to the June 12, 1997 Settlement and Voting Agreement with May Davis Group, Inc and several of its affiliates, (2) a letter agreement with Gary Rogers, and (3) an amendment to the Underwriting Agreement with May Davis Group, Inc.

                                      SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           NETLIVE COMMUNICATIONS, INC.


Date: 2/17/98               By: Michael Kharitonov
-----------------------     ----------------------------------------
                              Michael Kharitonov
                              Chief Executive Officer and
                              President




Date: 2/17/98              By: Andrew Schwartz
-----------------------      ------------------------------------------
                              Andrew Schwartz
                              Chief Financial Officer, Treasurer and Secretary (Principal Accounting and Financial Officer)