Form 10KSB
period 1998-03-31
NETLIVE COMMUNICATIONS INC
filed 1998-07-14
CIK 1013277

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              -------------------

                                  FORM 10-KSB

(Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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

                              Title of Each Class
                              -------------------

                    Common Stock, par value $.0001 per share

                    Common Stock Purchase Warrants

     Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ---

     Indicate by a check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $10,256.

     The aggregate market value of the issuer's voting stock held by non-affiliates (based upon the per share closing price of $1.25 on June 15, 1998 and, for purposes of this calculation only, the assumption that all the issuer's directors, officers and 10% beneficial shareholders are affiliates) was approximately $2,279,469.

     The number of shares outstanding of the issuer's Common Stock, par value $.0001 per share, as of June 15, 1998 was 2,950,000.

                     The Exhibit Index appears on page 26.

                          NETLIVE COMMUNICATIONS, INC.
                          ANNUAL REPORT ON FORM 10-KSB

                               TABLE OF CONTENTS
                               -----------------

PART I
      Item 1     Description of Business....................................   3
      Item 2     Description of Property....................................  13
      Item 3     Legal Proceedings..........................................  13
      Item 4     Submission of Matters to a Vote of Security Holders........  14

PART II
      Item 5     Market for Common Equity and Related Stockholder Matters...  14
      Item 6     Management's Discussion and Analysis or Plan of Operations.  17
      Item 7     Financial Statements.......................................  20
      Item 8     Accounting and Financial Disclosure........................  21

PART III
      Item 9     Directors, Executive Officers, Promoters and Control
                 Persons; Compliance with Section 16(a) of the Exchange Act.  21
      Item 10    Executive Compensation.....................................  21
      Item 11    Security Ownership of Certain Beneficial Owners and
                 Management.................................................  21
      Item 12    Certain Relationships and Related Transactions.............  22
      Item 13    Exhibits and Reports on Form 8-K...........................  22

EXHIBIT INDEX                                                                 26

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

A.  RECENT DEVELOPMENTS

NetLive Communications, Inc. (the "Company" or "NetLive"), a development stage company, was incorporated on August 23, 1995 in the State of Delaware. As part of its marketing efforts in the fiscal year ended March 31, 1998, the Company approached a number of potential end users to enter into agreements to beta test the development version of the Company's Internet call center software technology, to fund custom features as required, and to subsequently purchase commercial versions of the Company's products, when and if successfully developed. These efforts, like the Company's efforts to establish strategic partnerships for joint product distribution, were unsuccessful. The Company lacked sufficient resources to mount a sustained advertising and expanded marketing campaign, or to continue product development without external funding.

As the Company's financial reserves dwindled, the Company attempted to raise additional financing through various means and attempted to improve liquidity by staff reductions and curtailing expenses. The Board determined that the prospect of licensing its Internet call center software technologies or otherwise generating sufficient cash in the time available was unlikely. Accordingly, after evaluating multiple possibilities, on March 11, 1998, the Company entered into a non-binding letter of intent with an affiliate of Newton Grace Pty. Ltd. ("Newton Grace"). Under the terms of the proposed transaction, the stockholders of the affiliate would exchange all of their shares in the affiliate for a combination of shares of common stock and convertible preferred stock, representing a substantial majority of the common stock, of NetLive.

To preserve resources, the Board decided that it was necessary to terminate all employees other than those who would be instrumental in completing the Newton Grace transaction or another similar transaction. Accordingly, on March 13, 1998 the Company laid-off the vast majority of its non-executive staff and ceased its historic business operations. The description of the Company's business and operations set forth throughout this Form 10-

KSB is qualified by reference to the information contained in this Item 1(A).

During the next three months, the Company concentrated on winding up its operations, negotiating settlement agreements with departing personnel and others, and conducting due diligence on, and negotiating with the principals of, Newton Grace. As a result of various tax considerations and ongoing negotiations, the stock-for-stock transaction contemplated in the letter of intent was modified.

On June 22, 1998, NetLive Communications, Inc. (the "Company") and its newly-formed Australian subsidiary, Linda Industries Pty Limited ("LIP"), entered into a Stock Purchase and Reorganization Agreement ("Purchase Agreement"), dated as of June 22, 1998, with Playbyrne Investments Pty Limited, Budbox Pty Limited, Newton Grace, Intercorp Group Pty Limited, Hallendon Pty Limited, Geoffrey Russell Player and Vicki Gaye Player (collectively the "Purchasers"). Pursuant to the Purchase Agreement, the Company has agreed, in general, to acquire certain of Newton Grace's operating assets (excluding its cash, trademarks and certain receivables) (collectively, the "Assets"), subject to the assumption of certain liabilities, for an aggregate purchase price of Australian Dollars (AUD) $19,000,000. Newton Grace is an Australian corporation engaged in the consumer electric goods business.

Under the Purchase Agreement, the Company has also agreed, among other things, to (a) use its best efforts to effect a reverse stock split of approximately 3.4-for-1 (the "Split") and (b) issue 8 million shares of common stock ("Common Stock"), subject to adjustment, and 1 million shares of non-voting Series A Preferred Stock ("Preferred Stock"), in each case post-Split, to Newton Grace and certain of its affiliates and other entities for an aggregate purchase price of (AUD) $10,000,000.

Immediately upon receipt of the funds from the sale of stock, the Company will use part of such capital contribution to capitalize its newly-formed subsidiary by purchasing 1,666,667 shares of LIP in exchange for (AUD) $1,666,667 and by loaning (AUD) $3,333,333 to LIP, to be evidenced by a promissory note. It is anticipated that LIP will immediately thereafter acquire substantially all of Newton Grace's assets (excluding its trademarks, cash and certain receivables), subject to the assumption of certain of its liabilities, for an aggregate of
(AUD) $19,000,000. The purchase price will be composed of the following: (i) the (AUD) $5,000,000 invested and loaned by the Company as described above,
(ii) (AUD) $10,000,000 in cash derived from a loan from the National Australia Bank to LIP, currently being negotiated, and (iii) (AUD) $4,000,000 to be paid by LIP over time, which is to be evidenced by a promissory note. Contemporaneously therewith, pursuant to the various trademark assignments, it is anticipated that the Company will use the balance of the capital contributed by the Purchasers to acquire all of the trademarks from Newton Grace for (AUD) $5,000,000 in cash. Such trademarks will be immediately licensed, pursuant to the license agreements, to LIP, which will pay license fees to the Company for the use thereof.

The transactions contemplated by the Purchase Agreement (collectively the "Transaction") are subject to, among other things, all of the parties completing their due diligence, the negotiation and execution of certain agreements, and the Company obtaining stockholder and regulatory approvals.

The description of the Transaction is qualified in its entirety by reference to the full text of the Purchase Agreement, which was filed in a Form 8-K filed by the Company with the Securities Exchange Commission ("SEC") on June 30, 1998 and is incorporated herein by reference. When and if the Transaction is consummated, it would result in the acquisition of a significant amount of assets of, and a change in control of, the Company.

B. OVERVIEW OF HISTORICAL BUSINESS

Prior to March 31, 1997, the Company was developing live, one-on-one videoconferenced entertainment, educational and counseling services over the Internet and technologies designed to deliver such content services to consumers. After March 31, 1997, the Company shifted its focus to concentrate principally on developing Internet call center software technologies to license to businesses. The Company hoped to take advantage of the convergence of the rapid expansion and increasing technological sophistication of the call center industry and the widespread growth of the Internet as a communications medium. The Company thus expanded and modified the development of the routing, tracking, billing and database components of its Internet technology as well as developed additional features, such as shared browsing.

The Company's systems sought to allow World Wide Web consumers to be connected directly to call center customer service representatives ("CSRs"), with whom they could simultaneously communicate and share data over the Internet on a single phone line connection. It was intended that computer users would be able, through the Company's technology, to click on an Internet link or icon on a World Wide Web page to connect them to a CSR through either an Internet voice, video or text chat connection. The Company's management ("Management") expected that the CSR would then share a browser or other application with the customer, enabling the CSR to direct the customer to a Web page with the appropriate data. Management anticipated that the CSR would be able to access product support information, scripting and customer information from existing client databases and to provide a variety of supplemental information to the consumer, including pricing, account and multimedia product information. Although the Company planned to support voice, video and data communications through its systems, the Company anticipated that many applications of its systems by its business clients would be without a video component.

The Company was developing the routing, tracking, billing and database components of its Internet technology as well as developing additional features, such as shared browsing. Such technology was planned to provide advanced software solutions that Management hoped would assist businesses in maximizing their marketing and customer service capabilities through the powerful qualities of the Internet. Management believed that the Company's systems would allow consumers to be connected directly to CSRs with whom they could simultaneously communicate and share data over the Internet on a single phone line connection.

In light of the lack of development of the Internet infrastructure sufficient to allow commercial grade video, the reluctance in the Internet community to pay for content and the Company's limited resources, in the first quarter of fiscal 1998, the Company de-emphasized the development of its video-based Internet content services. Accordingly, the Company suspended indefinitely the development of its projected HolisticVisions, TutorNet, TherapyNet, FantasyNet, ModelNet, WebClinic and CookNet services. The Company also suspended indefinitely the development of its PsychicNet service in the third quarter of fiscal 1998, because Management questioned its strategic value and because of the Company's increasingly limited resources.

During this time, NetLive increased its emphasis on designing and developing Internet software systems that link businesses seeking to provide real-time, live interaction on the Internet with consumers. The Company planned to support voice, video and data communications through its systems which the Company planned to sell to call centers. The Company anticipated that its WebCenter technology would provide CSRs with access to product support information, scripting and customer information from existing client databases. NetLive planned that, after the second stage of development, its technology would be interoperable with public switched telephone network calls so that CSRs could handle both Internet "calls" and regular telephone calls.

Management anticipated that the Company's WebCenter call center software, if and when marketed, would be integrated with its customers' web sites so as to enable a seamless live interaction with an available CSR. The Company's systems were designed to provide queuing and intelligent routing of such Internet calls, so that in-house or service agency call centers could conduct multiple sales and marketing campaigns. The systems were designed to be fully "scaleable," namely, to be able to handle very large numbers of customers and CSRs. The Company also planned to offer quantitative and qualitative monitoring of calls to and from the call center. NetLive planned to develop a full customer interaction management set of programs ("suite"), which would support customer service, help desk, quality assurance, sales and marketing programs and internal help desk functions. The Company's goal was to develop technology that would conform to all relevant telecommunications and Internet industry standards and would be interoperable with certain major database software, operating systems and automatic call distributors. The Company was planning, as the second stage of its call center systems, the development of MultiCenter, which would expand its technology to permit the transmission of Internet calls and telephone calls across a single system.

Management believed that NetLive's products, if and when marketed, would be the next step in the evolution of the call center, bringing live multimedia interaction to this powerful sales, marketing and customer service vehicle. Management anticipated that, like traditional telephone call center applications, Internet call centers would improve productivity and customer management efforts by integrating the flow of critical information. With the explosive growth of the Internet, a critical mass of prime consumers are accessible through digital media, and a significant investment is being made in Internet-enabled electronic commerce. The Company anticipated that the growth of automated electronic services, such as travel, financial and product mail order Web sites, would be accompanied by the demand for concurrent real-time customer interaction. Demand for real-time interaction would be fueled by the increasing bandwidth of the Internet and the greater availability of interoperable multimedia client-side programs, such as Microsoft's NetMeeting and Netscape's LiveMedia, bundled with popular operating systems and browsers. The increasing demand for such communications would require commercial users of these technologies to maintain Internet call center systems to provide standardized quality of service, full access to relevant customer or product information, customer tracking and efficient resource allocation.

Although their commercial versions were ultimately never developed, the Company believed that the systems it was developing would offer several advantages over existing technology. Foremost, it would allow a company greater contact with customers already visiting its Web site, who seek further information about such company's products or services. Such customers would be able to efficiently receive personalized communications, thereby improving sales and marketing as well as customer service functions. This method of customer contact would have greater efficiency because the Internet allows a more diverse flow of information than is provided by the telephone. Routing to the appropriate CSR with the aid of the Company's products also would be more refined because of the opportunity for greater customer input across the Internet. In addition, the Company's technology was designed to operate over a single phone line so that a customer, already connected to the Web, did not have to relinquish access to the information on the Web site that brought about his or her inquiry. Finally, by integrating its technology with NetMeeting, Microsoft's Internet telephone, video and document sharing application, the Company anticipated that it would benefit from the expected large number of NetMeeting users with compatible Internet phone capabilities.

The Company's WebCenter and PsychicNet systems existed only as development versions; the MultiCenter system was being planned by the Company, and neither a design nor a development version was produced. Due to insufficient Company resources, commercial versions of these systems were never produced, commercially tested, marketed or sold by the Company, and therefore no revenues were generated from the sale thereof.

C. INDUSTRY BACKGROUND

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

D. PRODUCTS AND SERVICES

1. WEBCENTER - It was intended that NetLive's WebCenter system would allow consumers to be connected directly to live CSRs over the Internet without the need for a call-back. The user and CSR could then talk or use text chat and simultaneously share visuals and applications over a single phone line. NetLive anticipated that its WebCenter would be an Internet call center call management system that intelligently queues incoming Internet calls, routes Internet calls to CSRs, integrates customer data and handles tracking and billing information. The Company anticipated working with clients to customize and integrate NetLive's software products, once developed, with existing information systems.

The planned WebCenter system was composed of three components that were being designed to work together to permit efficient handling of real-time Internet originated multimedia communications: an Internet call routing system, an operator phone and a set of administrative management and analysis tools. It was intended that users of NetLive's Internet call centers would be able to manage incoming and outbound Internet calls efficiently and consistently across the Internet.

The Internet call routing system was designed to accept and direct requests for calls placed from an Internet web site. Management anticipated that the system woud enable a web site visitor to initiate a real-time contact with a CSR with a single click on an Internet link. The system would automatically evaluate the call request and intelligently route the inquiry to the requested or next available CSR by maintaining an internal database of CSRs and applying a routing rule set. Management anticipated that the call routing system could be integrated seamlessly into an existing web site's automated customer service capabilities and was designed to make customer information available to CSRs.

The operator phone was a software application which was designed to allow CSRs to receive calls, access customer information from either the Internet or from internal databases, utilize custom scripts and carry out customer service initiatives. Management expected that the operator phone would provide a high level of computer-telephone integration to enable data-driven help desk and sales force automation.

Management anticipated that the administrative management software would comprise a standard set of reporting, monitoring and analysis tools which provided real-time and summary information about the performance of the call center.

2. MULTICENTER - The Company planned, as the second stage of development of its systems, to expand its technology to permit the transmission of Internet calls and telephone calls across a single system. This would enable call centers to use a single set of CSRs to handle calls from these separate mediums, thereby maximizing labor pool efficiency. The Company also intended, as a further enhancement to this system, to develop software to enable call centers to blend inbound and outbound campaigns. Management anticipated that, if successfully implemented, this would permit further efficiency for the allocation of CSR resources and the minimization of CSR "down time." The open, modular architecture of the WebCenter system would permit customers to upgrade, for an added fee, to the multiple medium functionality of MultiCenter.

Although planned, the Company never produced a design or a development version of its MultiCenter systems. Due to insufficient resources, commercial versions of these systems were never produced, tested, marketed or sold by the Company, and therefore no revenues were generated from the sale thereof.

3. CUSTOMER SUPPORT - NetLive believed that customer service and support are an integral part of its service offerings. Service capability, availability and responsiveness were expected to play an important role in marketing and selling its products, particularly as the technological complexity of its products increased.

Management anticipated that it would earn system and software support fees by providing ongoing support for its products. It expected to provide training and support both at its facilities and at the customer's site. The Company expected to offer a full range of product support options, including telephone support from "normal business hours" to "24 hours a day" and on-site response. It was expected that customer support representatives would be able to service customer call center systems on a remote basis from the Company's headquarters in New York. The Company expected to earn other fees by providing, upon customer request, certain special services, such as system relocation and additional training.

Although the Company met with, and gave demonstrations of its WebCenter systems to, dozens of prospective customers, no such prospective customer agreed to a test installation of the systems or to purchase the systems. As such, no customer support department was ever developed.

4. PSYCHICNET - It was intended that Company would continue to develop a live, videoconferenced psychic service on the Internet. The Company anticipated that a consumer, using the Company's technology, would be able to connect through the Internet to a professional psychic to provide live videoconferenced psychic advice including tarot card readings, astrological chart analysis and general psychic guidance. The Company planned to incorporate computer generated special visual and audio effects to enhance the nature of the service. It was intended that PsychicNet customers would be able to actually see the results of their personalized astrological and tarot card readings on their computer screen. The user would be billed on a flat fee or a per-minute basis for the reading.

After March 31, 1997, the Company decided against hiring, training and managing professional psychics for and marketing this service; instead the Company sought a strategic partner to provide such functions. While NetLive identified and negotiated with a potential partner, no partnerships were ever consummated. The Company suspended indefinitely the development of its PsychicNet service in the third quarter of fiscal 1998, because Management questioned its strategic value and because of the Company's increasingly limited resources.

E. MARKETING AND SALES

In order to facilitate and accelerate the acceptance of the Company's technology, as well as enhance marketing and distribution of its products and systems, NetLive sought to establish a number of strategic alliances with various call center software and hardware industry leaders, high-end integrators, re-sellers and other third party distributors. In July 1997, the Company hired a Director of Marketing, on a part-time basis, to forge such alliances in order to facilitate distribution of the Company's technology, products and systems.

Another important element of the Company's distribution strategy was to dedicate certain marketing department personnel toward end users in service agency call centers or in-house call centers in key vertical markets. The Company intended to develop an in-house sales force in order to focus its sales efforts on direct sales to end-users and distributors. Generally, the sales cycle begins with the generation of a sales lead, which will be followed by qualification of the lead, an analysis of the customer's needs, multiple presentations and/or product demonstrations to the prospective customer, and ends with contract negotiation and commitment. The Company planned to focus initial sales efforts on senior personnel in the prospective customer's information technology department and line management executives in the functional areas relevant to the application. While the sales cycle varies substantially from customer to customer, it was expected that it would typically require four to nine months.

In addition to direct contact with potential customers and partners, it was intended that the Company's in-house marketing and sales efforts would include direct mail, advertising, other marketing campaigns and exhibiting at industry trade shows to generate sales and educate potential customers as to the features, functionality, cost effectiveness and other benefits of NetLive's technology, products and systems. In addition, Management planned to allow prospective customers on the Company's site on the World Wide Web to obtain information about its products and services and have live interactions with NetLive staff members using the Company's technology. The Company's marketing department also was responsible for providing input into the Company's ongoing product development efforts based on client feedback and market data.

As part of its marketing efforts in the fiscal year ended March 31, 1998, the Company approached a number of potential end users to enter into agreements to beta test the development version of the Company's Internet call center software technology, to fund custom features as required, and to subsequently purchase commercial versions of the Company's products, when and if successfully developed for commercial use. These efforts, like the Company's efforts to establish strategic partnerships for joint product distribution, were unsuccessful. The Company lacked sufficient resources to mount a sustained advertising and expanded marketing campaign, or to continue product development without external funding.

F. COMPETITION

The market for Internet-enabled call center technology is just emerging. The Company expected to compete with eFusion, Inc., Netspeak Corp., Intervoice, Teloquent Communications Corp., NetiPhone, Vocaltec, Lucent and others, who currently provide or are developing Internet-enabling call center technology with direct voice, video and data links over the Internet. The Company expected further competition from existing software and hardware vendors to telephone call centers, some of whom currently provide Internet technology that allows a company, when prompted by a visitor to its Web site, to place a call back to customers over a second telephone line. The market for call center technology is intensely competitive, highly fragmented and subject to rapid change. Among the Company's potential competitors were also a number of large hardware and software companies that may develop or acquire products that compete with the Company's products. Many of the Company's expected competitors have significantly greater financial, technical, marketing and other resources than the Company. As a result, they have been able to respond more quickly to new or emerging technologies and changes in customer requirements, and to devote greater resources to the development, promotion, sale and support of products than the Company could.

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

H. PROPRIETARY RIGHTS

The Company relied on a combination of copyright, trade secret and trademark laws, confidentiality procedures and contractual provisions to protect its proprietary rights in its products and technology. The Company did not rely upon patent protection or expect to seek patents on any aspects of its technology.

I. EMPLOYEES

None of the Company's employees are covered by a collective bargaining agreement. The Company believes that its labor relations are good. As of July 3, 1997, the Company employed 15 persons, including 8 software engineers in research and development, 2 employees in marketing and sales and 5 administrative personnel. Of such 15 persons, 12 persons were full-time, 2 persons were part-time and 1 was on unpaid leave of absence. As of June 15, 1998, the Company employed 2 full-time persons, namely, Messrs. Kharitonov and Schwartz, and 1 part-time bookeeper. The decrease is due to the cessation of the Company's active operations, and its desire to conserve its resources and focus efforts on the planned transaction with Newton Grace.


ITEM 2.   DESCRIPTION OF PROPERTY.

The Company's executive offices comprise approximately 3,500 gross square feet and are located at 584 Broadway, New York, New York. The Company occupies two offices at such location pursuant to separate leases that both expire on November 30, 1998. One lease, covering approximately 1,500 gross square feet, requires the Company to pay $1,952 per month for the balance of the lease term. The second lease, covering approximately 2,000 gross square feet, requires the Company to pay $2,136 per month for the balance of the lease term. The Company believes that its facilities are more extensive than its current level of operations warrant. Moreover, as Newton Grace has indicated that it does not anticipate using the facilities after the Transaction is consummated, the Company is attempting to negotiate an early termination of such leases.


ITEM 3.   LEGAL PROCEEDINGS.

The Company is not a party to, and its property is not the subject of, any material pending legal proceeding requiring disclosure hereunder.

A complaint has been filed by the Company's former CEO, President and Director, Laurence Rosen in the Supreme Court of the State of New York, captioned Laurence Rosen, on behalf of the Shareholders of NetLive Communications, Inc.,
v. Michael Kharitonov et al.; Index No. 9898-602056 (the "Action"), against the current members of the Board. The Action contains various allegations including breach of fiduciary duty and misappropriation of corporate assets against such Board members and seeks monetary damages, injunctive relief and recovery of plaintiff's costs. Following the filing of the Action, the Board conducted a review of the matters alleged and unanimously determined that the allegations were meritless. The members of the Board intend to vigorously defend the Action and have requested, pursuant to their indemnification agreements with the Company, that the Company advance the expenses required to defend the Action.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                    PART II


ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of the date of this Form 10-KSB, the Company's Common Stock and Common Stock Purchase Warrants are traded on The Nasdaq SmallCap Market under the symbols "NETL" and "NETLW", respectively.

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

                                   COMMON STOCK

Quarter Ended                          High                  Low
-------------                          ----                 -----
September 30, 1996                    7.500                 5.125
December 31, 1996                     7.750                 4.750
March 31, 1997                        7.531                 6.750
June 30, 1997                         6.875                 6.000
September 30, 1997                    6.250                 5.344
December 31, 1997                     6.125                 1.375
March 31, 1998                        3.375                 0.500
June 30, 1998                         2.750                 1.000


                         COMMON STOCK PURCHASE WARRANTS

Quarter Ended                          High                  Low
-------------                          ----                 -----
September 30, 1996                    2.500                 1.000
December 31, 1996                     1.938                 1.000
March 31, 1997                        1.875                 1.094
June 30, 1997                         1.563                 0.875
September 30, 1997                    1.250                 0.625
December 31, 1997                     1.563                 0.750
March 31, 1998                        1.563                 0.438
June 30, 1998                         1.250                 0.500


The Company believes that as of June 24, 1998, there were 39 holders of record of the Common Stock and as of August 14, 1997, there were approximately 700 beneficial owners. The Company has no reason to believe that the number of beneficial owners has changed materially since that date.

The holders of Common Stock are entitled to receive dividends when, as and if declared by the Board, out of funds legally available therefor. To date, the Company has never declared or paid any dividends, cash or otherwise, on the Common Stock. The payment of dividends, if any, in the future is within the discretion of the Board. In light of the Company's current lack of earnings and revenues, its low level of capital and its overall financial condition, the Board believes that is unlikely that it would declare any dividends in the foreseeable future.

On February 26, 1998, the Company received a letter from The NASDAQ Stock Market, Inc. ("NASDAQ") stating its intention to de-list the Company on March 16, 1998 if the Company did not request a temporary exception to the new listing requirements. On March 25, 1998, the Company requested such an exception and provided to NASDAQ a plan for achieving compliance with the NASDAQ listing requirements. Such plan was based largely upon the Company's planned transaction with Newton Grace. In a letter dated April 14, 1998, NASDAQ denied the Company's request for a temporary exception to the listing requirements. On April 17, 1998, the Company requested an appeal to NASDAQ's decision. The oral hearing for such appeal was held on July 2, 1998. A decision has not yet been rendered.

The Company does not currently satisfy the NASDAQ listing requirements, and there can be no assurance that the Company will not be de-listed after the July 2, 1998 hearing. The Company believes that there is substantial likelihood that it will be de-listed. In the event that the Company is de-listed, trading, if any, in the Company's securities would thereafter be conducted in the over-the-counter market in the so-called "pink sheets" or the NASD's "Electronic Bulletin Board." As a consequence of such de-listing, an investor would likely find it more difficult to dispose of, or to obtain quotations as to, the price of the Company's securities. Also, if the Company's securities were to become subject to the regulations applicable to penny stocks, as to which there is also a substantial likelihood, the market liquidity for the securities would be severely affected, limiting the ability of broker-dealers to sell the securities and the ability of stockholders to sell their securities in the secondary market. There is no assurance that trading in the Company's securities will not be subject to these or other regulations that would adversely affect the market for such securities.

In the absence of the Common Stock being quoted on NASDAQ or the Company's having $2,000,000 in stockholders' equity, trading in the Common Stock would be covered by Rule 15g-9 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), for non-NASDAQ and non-exchange listed securities. Under such rule, broker-dealers who recommend such securities to persons other than established customers and accredited investors must make a special written suitability determination for the purchaser and receive the purchaser's written agreement to a transaction prior to sale. Securities are exempt from this rule if the market price is at least $5.00 per share. The Commission has adopted regulations that generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Such exceptions include an equity security listed on NASDAQ, and an equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years,
(ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average revenue of at least $6,000,000 for the preceding three years. Unless an exception is available (and none currently appears applicable), the regulations require the delivery, prior to any transaction involving a penny stock, of a risk disclosure schedule explaining the penny stock market and the risks associated therewith. As described above, there is a significant risk that the Company's securities will be de-listed by NASDAQ in the near future. Accordingly, if the Company's securities were to become subject to the regulations applicable to penny stocks, the market liquidity for the securities would be severely affected, limiting the ability of broker-dealers to sell the securities. There is no assurance that trading in the Company's securities will not be subject to these or other regulations that would adversely affect the market for such securities.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan Of Operation

The Company, a development stage company, was incorporated on August 23, 1995 in the State of Delaware. The Company was developing live, one-on-one videoconferenced entertainment, educational and counseling services over the Internet and technologies designed to deliver such content services to consumers. After March 31, 1997, the Company shifted its focus to concentrate principally on developing Internet call center software technologies to license to businesses. On or about March 13, 1998, the Company ceased all operations other than the activities required to complete its planned transaction with Newton Grace.

In the first quarter of fiscal 1998, the Company realized additional revenues from its market test of the Jeane Dixon pay-per-call telephone service, which concluded in March 1997. The test comprised print advertising of the service in several leading women's and psychic phenomenon magazines, as well as in several newspapers that published Ms. Dixon's syndicated horoscope column. Assuming a chargeback rate of 25%, the current standard in the psychic 900 line industry, the service experienced a gross margin loss of approximately 72% percent through February 1997. The Company attributes the unprofitability of this service in part to the death of Mrs. Dixon on January 27, 1997 as well as the saturation of the psychic pay-per-call market. Based on this test, the Company concluded that the Jeane Dixon pay-per-call telephone service would not be a profitable area for the Company, which thus terminated its audiotext operations in the first quarter of fiscal 1998.

During the year ended March 31, 1998, the Company sought strategic alliances and joint ventures that complemented the Company's overall business strategy. Based on this strategy, the Company directed a significant percentage of its capital reserves towards operating expenses and towards non-operating expenses associated with business development. Net losses were $2,498,030 during the fiscal year ended March 31, 1998, as compared to $2,045,459 during the year ended March 31, 1997. Net loss per share was $0.85 during the fiscal year ended March 31, 1998, as compared to $0.75 during the year ended March 31, 1997.

The Company anticipates that during the next six months it will continue its efforts to consummate its contemplated series of transactions with Newton Grace, as described in Item 1 hereof, and if and when such transactions close, operate the business currently known as Newton Grace.

The Company has incurred net losses since inception through the quarter ended March 31, 1998. As of March 31, 1998, the Company had an accumulated deficit during the development stage of $4,786,618. There can be no assurance that the Company will achieve or maintain profitability.

The Company does not currently satisfy the NASDAQ listing requirements and has requested from the NASD a temporary exception to the listing requirements. The status of the Company's listing with NASDAQ, the Company's dealings with NASDAQ and certain of the risks arising from a delisting of the Company's securities are described more fully in Item 5 hereof.

Research and Development

Research and development expenses consist primarily of salaries of software development staff. There were no research and development expenses from August 23, 1995 (date of inception) through March 31, 1996. The research and development expenses in the fiscal year March 31, 1997 were primarily attributable to staffing costs. In the year ended March 31, 1998, the Company capitalized its software development costs based on the conclusion that it had achieved technological feasibility during the first quarter of the year ended March 31, 1998. During the fourth quarter of fiscal 1998, the Company terminated the employment of all of its software engineers and ceased the development of the Company's Internet call center software systems. During March 1998, all software development costs capitalized were expensed.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses were $2,508,286 for the fiscal year ended March 31, 1998, as compared to $2,053,148 (including research and development expenses) for the year ended March 31, 1997.

The Company experienced an unanticipated material increase in selling, general and administrative expenses during the first two quarters of fiscal 1998, which was largely attributable to a severance payment to its former CEO Laurence Rosen, the increased legal costs arising from a threatened proxy contest by May Davis Group, Inc. ("May Davis"), the underwriter for the Company's initial public offering, and affiliated parties and the filing of the Company's first 10-KSB and proxy statement. Following extensive negotiations, the Company entered into a Settlement and Voting Agreement with May Davis and such parties on June 12, 1997, which was amended on September 23, 1997.

Included in Selling, General and Administrative expenses are salaries aggregating $545,287 for fiscal 1998, as compared to $329,519 for fiscal 1997. Such increase is attributable to the salaries of the administrative staff, which had been expanded.

Interest Expense, Financing Costs and Interest Income

Interest expense and financing costs consists of interest incurred on equipment financing and financing costs incurred in connection with the March 1996 private placement of debt securities. Such debt securities were re-paid in May 1996. At the date of payment, the Company recorded a financing charge of approximately $165,000. Interest expense and financing costs were $1,167 during the fiscal year ended March 31, 1998, as compared to $190,934 for the fiscal year ended March 31, 1997. Interest and dividend income was $83,760 during the fiscal year ended March 31, 1998, as compared to $113,686 for the fiscal year ended March 31, 1997. Such sums represents interest earned on investments of the proceeds from the initial public offering.

Provision for Income Taxes

The Company has no provision for income taxes for all periods presented since it incurred net losses for such periods.

Liquidity and Capital Resources

The Company's cash and cash equivalents and marketable securities aggregated $512,860 at March 31, 1998, as compared to $3,017,784 at March 31, 1997. Net cash used in operations was $2,439,395 for the fiscal year ended March 31, 1998, as compared to $1,534,479 for the fiscal year ended March 31, 1997. The increase in net cash used in operations from period to period was primarily attributable to the costs from expansion of operations.

Net cash provided by (used in) investing activities was $2,525,812 for the fiscal year ended March 31, 1998, as compared to ($3,062,545) for the fiscal year ended March 31, 1997. The increase in net cash provided by investing activities was primarily due to the proceeds from sales of available-for-sale securities to fund the Company's operating losses.

The Company had no cash funds from financing activities for the fiscal year ended March 31, 1998, as compared to $4,469,587 for the fiscal year ended March 31, 1997. During the year ended March 31, 1997, the Company received the proceeds of its initial public offering. The uses of cash during the fiscal year ended March 31, 1998 were financed mainly by the sale in August 1996, of 950,000 shares of common stock and 730,000 warrants to purchase common stock which resulted in proceeds of approximately $4.2 million, net of offering expenses, as well as the sale, in May 1996 of 200,000 shares of common stock in a private placement which resulted in proceeds of approximately $376,000, net of offering expenses.

In the third and fourth quarters of fiscal 1998, the Company made efforts to improve its financial position. The Company developed a multi-faceted cost reduction plan including staff reductions and curtailment of outside services. Such efforts to improve liquidity included attempts to raise additional financing.

Following the Company's execution of a letter of intent with an affiliate of Newton

Grace, in the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999 the Company negotiated the settlement of certain severance obligations and contingent liabilities. Such actions included the settlement of the lawsuit brought by Merrill New York Company ("Merrill") against the Company. Such lawsuit arose from a dispute over the bill relating printing services performed by Merrill in conjunction with the Company's initial public offering. The Company paid Merrill $55,000 in settlement of the action. In addition, on March 16, 1998, in the Company paid Vladislav Rysin $115,000 in full settlement of the Company's obligations to Mr. Rysin under his employment agreement. As part of such settlement, Mr. Rysin's options on Company common stock were cancelled. The parties exchanged mutual releases. Finally, on April 10, 1998, the Company paid Derrick Chen $27,500 in full settlement of the Company's obligations to Mr. Chen under his severance agreement with the Company.

The Company believes that its existing cash and marketable securities will be sufficient to fund the Company's operations until the Transaction is consummated. Unless the Transaction is completed on or about September 30, 1998 or the Company enters into another business combination or other transaction with an entity with sufficient liquid resources in the near future, there can be no assurance that the Company's capital resources will be sufficient to meet its operating needs, in which case material adverse consequences would result. There is a substantial likelihood that such consequences would involve liquidation of the Company, which would likely result in loss to investors of all or a substantial portion of their investment.

The Company does not expect any purchase of plant or significant equipment during fiscal 1999.


ITEM 7.  FINANCIAL STATEMENTS.

The financial statements required pursuant to this Item 7 are included in this Form 10-KSB on the following pages:

       Independent Auditor's Report                                       F-1

       Balance Sheet at March 31, 1998                                    F-2

       Statement of Operations for the years ended March 31, 1998 and March 31, 1997 and for the period from August 23, 1995
       (date of inception) to March 31, 1998                              F-3

       Statement of Stockholders' Equity for the period from
       August 23, 1995 (date of inception) to March 31, 1998        F-4 - F-5

       Statement of Cash Flows for the years ended

       March 31, 1998 and March 31, 1997, and for the period
       from August 23, 1995 (date of inception) to March 31, 1998         F-6

       Notes to Financial Statements                               F-7 - F-17


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information set forth under the captions "Management" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" are to be included in either the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders or in an amendment to this Form 10-KSB, which is to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report and is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

The information set forth under the captions "Directors' Compensation", "Executive Compensation" and "Certain Relationships and Related Transactions" are to be included in either the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders or in an amendment to this Form 10-KSB, which is to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report and is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information set forth under the caption "Security Ownership Of Certain Beneficial Owners and Management" to be included in either the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders or in an amendment to this Form 10-KSB, which is to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information set forth under the caption "Certain Relationships and Related Transactions" to be included in either the Company's definitive Proxy Statement relating to the 1998 Annual Meeting of Stockholders or in an amendment to this Form 10-KSB, which is to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year covered by this report and is incorporated herein by reference.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit
Number     Name of Exhibit
-------    ---------------
    1.1    Underwriting Agreement (1)

    2.1    Stock Purchase and Reorganization Agreement (10)

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

   27.1    Financial Data Schedule (11)


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

(8) Filed with the Company's Current Report on Form 10-QSB dated November 14, 1997.

(9) Amended and corrected version filed with the Company's Current Report on Form 10-QSB dated November 14, 1997.

(10) Filed with the Company's Current Report on Form 8-K dated June 30, 1998.

(11) Filed herewith.


 (B)  REPORTS ON FORM 8-K.

      (1) A Form 8-K was filed by the Company on July 3, 1997. This filing disclosed under Item 5 the Company's entry into a June 12, 1997 Settlement and Voting Agreement with May Davis Group, Inc., the underwriter for the Company's initial public offering in August 1996, and several of its affiliates. The filing also disclosed under Item 5 the Company's entry into a June 12, 1997 Severance Agreement and ancillary agreements with Laurence Rosen, as well as the resignation of Mr. Rosen as the Company's Chief Executive Officer, President, Chief Financial Officer, Treasurer and as a member of the Company's Board of Directors.

      (2) A Form 8-K was filed by the Company on October 8, 1997. This filing disclosed under Item 5 the Company's entry, as of September 23, 1997, into (1) an amendment to the June 12, 1997 Settlement and Voting Agreement with May Davis Group, Inc and several of its affiliates, (2) a letter agreement with Gary Rogers, and (3) an amendment to the Underwriting Agreement with May Davis Group, Inc.

      (3) A Form 8-K was filed by the Company on March 25, 1998. This filing disclosed under Item 5 the Company's entry into a letter of intent with Linda Industries Pty. Ltd. dated March 11, 1998. The filing also disclosed (1) that the Company was curtailing its current business operations and was terminating the employment of all of its non-executive employees, and (2) that the Company had received a notice from The NASDAQ Stock Market, Inc. indicating that the Company's securities were scheduled for delisting.

      (4) A Form 8-K was filed by the Company on June 30, 1998. This filing disclosed under Item 5 (1) the entry of the Company and its newly-formed Australian subsidiary, Linda Industries Pty. Limited, into a Stock Purchase and Reorganization Agreement with Playbyrne Investments Pty Limited, Budbox Pty Limited, Newton Grace Pty Limited ("Newton Grace"), Intercorp Group Pty Limited, Hallendon Pty Limited, Geoffrey Russell Player and Vicki Gaye Player, dated June 22, 1998; and (2) that the Company had curtailed its business operations and had terminated the employment of all of its non-executive employees.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     NETLIVE COMMUNICATIONS, INC.


Date: 7-14-98                       By: /s/ Michael Kharitonov
                                        ----------------------------------
                                        Michael Kharitonov, President and
                                        Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature                   Title                               Date
-----------                 ------                             ------

                            Chairman of the Board,
/s/ Michael Kharitonov      President, Chief
----------------------      Executive Officer               July 14, 1998
Michael Kharitonov          and Director


/s/ Andrew Schwartz         Secretary, Treasurer,
----------------------      Chief Financial Officer, Vice   July 14, 1998
Andrew Schwartz             President of Finance and
                            Administration and Director

/s/ Adam Goldberg
----------------------      Director                        July 14, 1998
Adam Goldberg

/s/ Jeffrey Wolf
----------------------      Director                        July 14, 1998
Jeffrey Wolf

/s/ Marcel Yung
----------------------      Director                        July 14, 1998
Marcel Yung

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  INDEX TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


INDEPENDENT AUDITOR'S REPORT                                          F-1

FINANCIAL STATEMENTS:

   Balance Sheet                                                      F-2
   Statement of Operations                                            F-3
   Statement of Stockholders' Equity                               F-4 - F-5
   Statement of Cash Flows                                            F-6
   Notes to Financial Statements                                   F-7 - F-17

INDEPENDENT AUDITOR'S REPORT


The Board of Directors
NetLive Communications, Inc.


We have audited the accompanying balance sheet of NetLive Communications, Inc. (a development stage company) as of March 31, 1998 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1998 and for the period from August 23, 1995 (date of inception) to March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NetLive Communications, Inc. as of March 31, 1998 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 1998 and for the period from August 23, 1995 (date of inception) to March 31, 1998 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has ceased its development of Internet call center software technologies, changed its plan of operation and has had limited operations and a deficit accumulated during the development stage that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Goldstein Golub Kessler LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

April 20, 1998, except for Note 12, as to which the date is June 22, 1998

                                                                                          NETLIVE COMMUNICATIONS, INC.
                                                                                         (A DEVELOPMENT STAGE COMPANY)

                                                                                                         BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------

MARCH 31, 1998
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets:
  Cash and cash equivalents (Note 1)                                                                      $    119,375
  Marketable securities (Notes 1 and 3)                                                                        393,485
  Prepaid expenses and other current assets                                                                     51,416
----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                                     564,276

Property and Equipment Held for Sale (Notes 1 and 4)                                                            10,000

Deferred Income Tax Asset, net of valuation allowance of $696,000 (Notes 1 and 7)                                -

Other Assets                                                                                                    14,798
======================================================================================================================
      TOTAL ASSETS                                                                                        $    589,074
======================================================================================================================

LIABILITY AND STOCKHOLDERS' EQUITY

Current Liability - accounts payable and accrued expenses                                                 $    129,769
----------------------------------------------------------------------------------------------------------------------

Commitments (Note 8)

Stockholders' Equity (Notes 2, 5, 6 and 9):
  Preferred stock - $.0001 par value; authorized 1,000,000 shares, none issued
  Common stock - $.0001 par value; authorized 19,000,000 shares, issued
   and outstanding 2,950,000 shares                                                                                295
  Additional paid-in capital                                                                                 5,245,628
  Deficit accumulated during the development stage                                                          (4,786,618)
----------------------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY                                                                                     459,305
======================================================================================================================
      TOTAL LIABILITY AND STOCKHOLDERS' EQUITY                                                            $    589,074
======================================================================================================================

                                                               The accompanying notes and independent auditor's report
                                                           should be read in conjunction with the financial statements

                                                                                          NETLIVE COMMUNICATIONS, INC.
                                                                                         (A DEVELOPMENT STAGE COMPANY)

                                                                                               STATEMENT OF OPERATIONS
----------------------------------------------------------------------------------------------------------------------

                                                                                                           PERIOD FROM
                                                                                                       AUGUST 23, 1995
                                                            YEAR ENDED            YEAR ENDED        (DATE OF INCEPTION)
                                                              MARCH 31,             MARCH 31,              TO MARCH 31,
                                                                  1997                  1998                      1998
----------------------------------------------------------------------------------------------------------------------
Net revenue (Note 1)                                        $     7,689           $    10,256              $    17,945
----------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses:
  Salaries                                                      329,519               545,287                1,035,520
  Research and development (Note 1)                             568,855                 -                      568,855
  Professional fees                                             374,516               524,699                  927,027
  Payroll taxes and other employee benefits                      65,929                68,281                  134,210
  Rent (Note 8)                                                  48,478                29,224                   87,426
  Depreciation and amortization (Note 1)                         28,547                54,657                   87,931
  Interest expense and financing costs                          190,934                 1,167                  197,290
  Interest and dividend income (Note 1)                        (113,686)              (83,760)                (197,446)
  Impairment loss on property and equipment (Note 4)              -                    94,725                   94,725
  Impairment loss on capitalized software
   development costs (Note 10)                                    -                   715,344                  715,344
  Severance costs (Note 8)                                      147,500               142,500                  290,000
  Other                                                         412,556               416,162                  863,681

----------------------------------------------------------------------------------------------------------------------
Total expenses                                                2,053,148             2,508,286                4,804,563
----------------------------------------------------------------------------------------------------------------------

Net loss                                                    $(2,045,459)          $(2,498,030)             $(4,786,618)
======================================================================================================================

Basic loss per common share (Note 1)                        $      (.75)          $      (.85)                   -
======================================================================================================================

Weighted-average number of common shares
 outstanding (Note 1)                                         2,733,821             2,950,000                    -
======================================================================================================================

                                                               The accompanying notes and independent auditor's report
                                                           should be read in conjunction with the financial statements

                                                                                                        NETLIVE COMMUNICATIONS, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)

                                                                                                   STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

PERIOD FROM AUGUST 23, 1995 (DATE OF INCEPTION) TO MARCH 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               DEFERRED OFFERING
                                                                          DEFICIT              COSTS RELATING TO
                                         COMMON STOCK                   ACCUMULATED              COMMON STOCK
                                      ------------------   ADDITIONAL    DURING THE   DEFERRED     ISSUED FOR                  PRICE
                                       NUMBER               PAID-IN     DEVELOPMENT   COMPEN-  SERVICES RELATED  STOCKHOLDERS'  PER
                              DATE    OF SHARES  AMOUNT     CAPITAL        STAGE      SATION    TO INTENDED IPO     EQUITY     SHARE
------------------------------------------------------------------------------------------------------------------------------------
Issuance of common
 stock for cash              9/02/95    837,140  $  84      $   6,666        -          -             -          $    6,750   $  .01
                            12/18/95    400,154     40         22,850        -          -             -              22,890      .06
                             1/11/96      3,349     -           -            -          -             -                -         -
                             2/01/96     41,857      4         49,996        -          -             -              50,000     1.19
Contributed property and
 equipment and expenses
 paid by stockholders,
 contributed to the
 Company (Note 9)                         -         -          30,296        -          -             -              30,296      -

Issuance of common
 stock for services
 related to intended IPO     2/19/96     17,500      2         14,873        -          -         $(14,875)            -         .85

Issuance of common stock
 in connection with private
 placement (Note 5)          3/20/96    200,000     20        149,980        -          -             -             150,000      .75

Issuance of warrants in
 connection with private
 placement (Note 5)          3/20/96      -         -          15,000        -          -             -              15,000      -

Net loss                                  -         -           -        $(243,129)     -             -            (243,129)     -
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1996             1,500,000    150        289,661     (243,129)     -          (14,875)          31,807      -

Issuance of common stock
 in connection with
 private placement
 (Note 6)                    5/09/96    200,000     20        376,009        -          -             -             376,029     2.50

Issuance of options to
 purchase common stock
 in connection with an
 employment agreement
 (Note 9)                    5/19/96      -         -         300,000        -      $(212,500)        -              87,500      -

Issuance of common stock
 in connection with IPO
 (Note 2)                    8/12/96    950,000     95      4,302,558        -           -          14,875        4,317,528     5.50

Issuance of common stock
 to trustee under the
 performance share program
 (Note 9)                    3/07/97    300,000     30            (30)       -           -            -                -         -

Awards aggregating 106,000
 shares of common stock to
 employees under the
 performance share program
 (Note 9)                    3/07/97      -         -         728,750        -       (716,604)        -              12,146    6.875

Net loss                                  -         -           -       (2,045,459)      -            -          (2,045,459)     -
------------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997             2,950,000    295      5,996,948   (2,288,588)  (929,104)        -           2,779,551

                                                                                                                         (continued)

                                                                             The accompanying notes and independent auditor's report
                                                                         should be read in conjunction with the financial statements

                                                                                                        NETLIVE COMMUNICATIONS, INC.
                                                                                                       (A DEVELOPMENT STAGE COMPANY)

                                                                                                   STATEMENT OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

PERIOD FROM AUGUST 23, 1995 (DATE OF INCEPTION) TO MARCH 31, 1998
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               DEFERRED OFFERING
                                                                          DEFICIT              COSTS RELATING TO
                                         COMMON STOCK                   ACCUMULATED              COMMON STOCK
                                      ------------------   ADDITIONAL    DURING THE   DEFERRED     ISSUED FOR                  PRICE
                                       NUMBER               PAID-IN     DEVELOPMENT   COMPEN-  SERVICES RELATED  STOCKHOLDERS'  PER
                              DATE    OF SHARES  AMOUNT     CAPITAL        STAGE      SATION    TO INTENDED IPO     EQUITY     SHARE
------------------------------------------------------------------------------------------------------------------------------------
Award of 10,000 shares
 of common stock to an
 employee under the
 performance share program   9/15/97     -          -    $    60,000         -         $(60,000)        -              -      $6.00

Termination of awards
 aggregating 101,233
 shares of common stock
 granted under the
 performance share
 program (Note 9)            various     -          -       (690,486)        -          690,486         -              -        -

Termination of options to
 purchase common stock       3/16/98     -          -       (120,834)        -          120,834         -              -        -

Compensation expense                     -          -          -             -          177,784         -        $   177,784    -

Net loss                                 -          -          -        $(2,498,030)       -            -         (2,498,030)   -
-----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998             2,950,000    $295   $5,245,628    $(4,786,618)   $  - 0 -     $  - 0 -     $   459,305
===================================================================================================================================

                                                                             The accompanying notes and independent auditor's report
                                                                         should be read in conjunction with the financial statements

                                                                                                  NETLIVE COMMUNICATIONS, INC.
                                                                                                 (A DEVELOPMENT STAGE COMPANY)

                                                                                                       STATEMENT OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------
                                                                                                                  PERIOD FROM
                                                                                                              AUGUST 23, 1995
                                                                          YEAR ENDED       YEAR ENDED      (DATE OF INCEPTION)
                                                                            MARCH 31,        MARCH 31,            TO MARCH 31,
                                                                                1997             1998                    1998
------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net loss                                                               $(2,045,459)     $(2,498,030)            $(4,786,618)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Expenses paid by stockholders, contributed to the Company                  -                -                      12,006
    Depreciation and amortization                                             28,547           54,657                  87,931
    Impairment loss on property and equipment                                  -               94,725                  94,725
    Impairment loss on capitalized software development costs                  -              715,344                 715,344
    Amortization of deferred compensation expense                             99,646          177,784                 277,430
    Amortization of debt issue costs and discount on notes payable           186,131            -                     190,000
    Changes in operating assets and liabilities:
      Increase in prepaid expenses and other current assets                  (30,664)         (18,981)                (51,416)
      Increase (decrease) in other assets                                    (42,500)          35,314                  (9,361)
      Increase in capitalized software development costs                       -             (715,344)               (715,344)
      Increase (decrease) in accounts payable and accrued expenses           269,820         (284,864)                129,769
------------------------------------------------------------------------------------------------------------------------------
          NET CASH USED IN OPERATING ACTIVITIES                           (1,534,479)      (2,439,395)             (4,055,534)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
 Purchase of property and equipment                                          (75,799)         (65,529)               (156,031)
 Acquisition of intangibles                                                   (1,920)           -                      (6,140)
 Purchase of available-for-sale securities                                (4,984,826)           -                  (4,984,826)
 Proceeds from sales of available-for-sale securities                      2,000,000        2,591,341               4,591,341
------------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES             (3,062,545)       2,525,812                (555,656)
------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                               4,737,057           -                    4,816,697
  Principal payments on obligations under capital leases                     (17,470)          -                      (17,632)
  Proceeds from issuance (repayment) of notes payable                       (250,000)          -                    -
  Debt issue costs                                                             -               -                      (25,000)
  Deferred offering costs                                                      -               -                      (43,500)
------------------------------------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY FINANCING ACTIVITIES                        4,469,587           -                    4,730,565
------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                                             (127,437)          86,417                 119,375

Cash and cash equivalents at beginning of period                             160,395           32,958                   -
==============================================================================================================================
Cash and cash equivalents at end of period                               $    32,958      $   119,375             $   119,375
==============================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid during the period for interest                               $     6,053      $     1,167             $     7,290
==============================================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING
 AND INVESTING ACTIVITIES:

  Contributed property and equipment                                           -               -                  $    18,290
==============================================================================================================================
  Capital lease obligations incurred                                           -               -                  $    17,632
==============================================================================================================================
  Common stock issued for services related to intended IPO                     -               -                  $    14,875
==============================================================================================================================
  Common stock and stock options issued for employment
   agreement and services                                                $ 1,028,750      $    60,000             $ 1,088,750
==============================================================================================================================
  Termination of common stock and stock options granted
   under the performance share program and employment
   agreement                                                                   -          $   811,320             $   811,320
==============================================================================================================================

                                                                       The accompanying notes and independent auditor's report
                                                                   should be read in conjunction with the financial statements

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  PRINCIPAL       NetLive Communications, Inc. (a development stage company)
    BUSINESS        (the "Company") was incorporated on August 23, 1995 under
    ACTIVITY AND    the laws of the State of Delaware. The Company was
    SIGNIFICANT     developing live, one-on-one, videoconferenced
    ACCOUNTING      entertainment, educational and counseling services over the
    POLICIES:       Internet and technologies designed to deliver such content services to consumers. Subsequent to March 31, 1997, the Company shifted its focus to concentrate principally on developing Internet call center software technologies to license to businesses. During March 1998, the Company ceased developing Internet call center software technologies and shifted its focus to completing a merger transaction with another entity (see Note 11).

                    Property and equipment was recorded at cost. Depreciation was provided for by the straight-line method over the estimated useful lives of the property and equipment (see
                    Note 4).

                    The Company recognizes revenue when services are provided.

                    Research and development expenses, consisting primarily of salaries and consulting fees to support technology and services content development, are expensed as incurred (see
                    Note 10).

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

                    In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities.

                    For purposes of this computation shares of common stock issued for nominal consideration prior to the initial filing of the Registration Statement relating to the Initial Public Offering ("IPO") and shares issuable upon the exercise of all

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                    common stock purchase options outstanding issued for nominal consideration, with exercise prices below the IPO price, have been included in weighted-average number of shares outstanding, since inception, utilizing the treasury stock method. Common stock equivalents issued after the IPO are not included in the weighted-average number of shares since the effect would be antidilutive. The adoption of SFAS No. 128 had no effect on the restatement of the net loss per common share for the year ended March 31, 1997. Diluted EPS is not presented since the effect would be antidilutive.

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

                    Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific-identification method. Dividends on securities classified as available-for-sale are included in interest and dividend income.

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

                    In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which is effective for the Company in 1998. The adoption of SFAS No. 130 will modify the format the Company uses to report total nonowner changes in stockholders' equity. These changes will be shown together with net income in a new financial statement category entitled "comprehensive income." Adoption of SFAS No. 130 will have no effect on the Company's financial position or results of operations.

                    For comparability, certain March 31, 1997 amounts have been reclassified, where applicable, to conform to the financial statement presentation used at March 31, 1998.

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

2.  INITIAL PUBLIC  In August 1996, the Company completed an IPO of 950,000
    OFFERING:       shares of its common stock at $5.50 per share and 730,000
                    common stock purchase warrants for $.10 per warrant. The net proceeds to the Company, after deducting underwriting commissions and expenses of the offering of approximately
                    $1,100,000, were approximately $4,200,000. Additionally, the Company received net proceeds of approximately $9,500 from the issuance of common stock purchase warrants and the underwriters' warrant pursuant to an over-allotment option.

3.  MARKETABLE      At March 31, 1998, the fair value of the Company's
    SECURITIES:     available-for-sale securities aggregated $393,485, which
                    approximates cost. These securities, consisting of U.S.
                    government obligations, mature within one year. Realized gains and losses are determined on the basis of specific identification. During the years ended March 31, 1997 and 1998, sales proceeds on securities classified as available-for-sale securities were $2,000,000 and
                    $2,591,341, respectively, with no significant gross realized gains or losses recognized.

4.  PROPERTY AND    Due to the Company ceasing development of its Internet call
    EQUIPMENT       center software technologies, management estimates net
    HELD FOR SALE:  proceeds of $10,000 upon the sale of its property and equipment. Accordingly, the Company recorded an impairment loss of $94,725 during the year ended March 31, 1998 to reduce the carrying amount to management's estimate of fair value less estimated cost to sell.

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

6.  PRIVATE         During May 1996, the Company completed a private placement
    PLACEMENT:      offering of securities, whereby the Company issued 200,000 shares of common stock at an offering price of $2.50 per share. Costs incurred in connection with the private placement were approximately $124,000. A portion of the proceeds from this private placement was used to repay notes payable (see Note 5).

7.  INCOME TAXES:   The tax effects of loss carryforwards and the valuation
                    allowance that give rise to deferred tax assets at March
                    31, 1998 are as follows:

                    Net operating loss carryforwards                  $ 696,000
                    Less valuation allowance                           (696,000)
                    ------------------------------------------------------------
                         DEFERRED TAX ASSETS                          $  - 0 -
                    ============================================================

                    As of March 31, 1998, the Company had net operating loss carryforwards available to offset future taxable income of approximately $4,600,000 which expire in various years through 2013. Between March 1996 and August 1996, the Company completed an IPO and private offerings of securities. Under Section 382 of the Internal Revenue Code (the "Code") these activities effected an ownership change and thus may severely limit, on an annual basis, the Company's ability to utilize its net operating loss carryforwards. The Company uses the lowest marginal U.S. corporate tax rate of 15% to determine deferred tax amounts and the related valuation allowance because the Company has had no taxable earnings through March 31, 1998.

                    The reconciliation of income tax benefit resulting from applying U.S. federal statutory tax rates to pretax loss and the reported amount of income tax benefit is as follows:

                    Year ended March 31,                    1997        1998
                    ------------------------------------------------------------
                    Tax benefit at federal
                      statutory rate of 15%              $ 307,000   $ 381,000
                    Increases in valuation
                      allowance                           (304,000)   (356,000)
                    Other                                   (3,000)    (25,000)

                    ------------------------------------------------------------
                                                         $  - 0 -    $   - 0 -
                    ============================================================

8.  COMMITMENTS:    The Company leases office space under noncancelable
                    operating leases which expire during November 1998. The leases are subject to escalations for the Company's share of increases in real estate taxes.

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                    Minimum future obligation under the leases for the year ending March 31, 1999 is $32,707.

                    Rent expense charged to operations for the years ended March 31, 1997 and 1998 amounted to $48,478 and $29,224
                    (exclusive of $21,781 included in capitalized software development costs), respectively.

                    The Company has entered into employment agreements with a consultant and executive officers of the Company which provide for compensation through August 31, 1998 as follows:

                    Year ending March 31, 1999                          $75,000
                    ============================================================

                    During March 1998, the Company entered into a termination and severance agreement with an executive officer of the Company which provided for, among other matters, a severance payment of $115,000 which was paid prior to March 31, 1998 (see Note 9).


9.  STOCKHOLDERS'   Effective March 5, 1996, the Company's board of directors
    EQUITY:         approved an approximate 837.14-for-1 stock split, whereby
                    the number of shares of outstanding common stock was increased from 1,532 to 1,282,500. The stated par value of each share was not changed from $.0001. A total of $130 was reclassified from the Company's additional paid-in capital account to the Company's common stock account. All share and per share amounts have been restated to retroactively reflect the stock split.

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

                    During February 1996, the board of directors of the Company adopted the 1996 Stock Option Plan (the "1996 Plan") which authorizes the granting to employees, officers and directors of the Company options to purchase up to an aggregate of 800,000 shares of common stock. Both nonqualified options and options intended to qualify as incentive stock options ("ISOs") under the Code of 1986, as amended, may be granted under the 1996 Plan. ISOs granted under the 1996 Plan may not be granted at a price less than the fair market value of the common stock on the date of the option grant, provided that the exercise price of such option granted to a stockholder owning more than 10% of the outstanding common stock of the Company may not be less than 110% of the fair market value of the common stock on the date of the option grant. The term of each option and the manner of exercise are determined by a committee appointed by the board of directors, but in no case can the options be exercised in excess of 10 years beyond the grant date, as defined.

                    In February 1996, the Company issued options to purchase an aggregate of 260,000 shares of common stock outside the Plan to certain executive officers, nonemployee directors and consultants. The options will be exercisable at $2.50

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                    per share of common stock. Options to purchase 130,000 shares of common stock are exercisable at the earlier of five years from the date of grant or when the Company achieves net income, as defined, of at least $1,250,000 for a full fiscal year. Options to purchase the remaining 130,000 shares are exercisable one year from the date of grant.

                    In March 1996, options to purchase 622,854 shares of common stock at exercise prices ranging from $2.50 to $5.50 per share were granted under the 1996 Plan. A portion of the options become exercisable one year following the effective date of the Company's IPO and the balance of the options become exercisable incrementally every six months for a three-year period.

                    In accordance with APB No. 25, no compensation expense has been recorded on the option grants since the exercise price of each option granted was the fair market value of the common stock on the date of the option grant.

                    In May 1996, in connection with an employment agreement, the Company issued options to purchase 100,000 shares of common stock to an employee. In connection with the issuance of the options, the Company recorded deferred compensation of $300,000 to reflect the difference between the fair market price of the stock and the exercise price of the options at the date of issuance. The deferred compensation was being amortized over three years, the term of the employment agreement. During the years ended March 31, 1997 and 1998, the Company recorded charges to earnings of $87,500 and $91,666, respectively, for amortization of deferred compensation. In March 1998, in connection with the employee's termination and severance agreement, these options were canceled. Accordingly, the remaining unamortized deferred compensation aggregating $120,834 was reversed to additional paid-in capital.

                    During February 1997, the board of directors of the Company adopted a restricted stock program which authorized the establishment of a trust and contributed to the trust 300,000 shares of the Company's common stock that shall be held therein, until distributed to employees, as defined. Shares to be awarded in the name of the employee will have all rights of a stockholder, subject to certain restrictions or forfeitures. During March 1997, 106,000 shares of common stock were granted to certain employees. The market value on the date of these grants was $728,750, which had been recorded as deferred compensation and was shown as a separate component of stockholders' equity. Restrictions on these awards expire annually over a five-year period. The deferred compensation was being charged to selling, general and administrative expense over the five-year vesting period. During September 1997, an award for 10,000 shares of common stock was made to an employee. The market value on the date of grant was $60,000 which had been recorded as deferred compensation and was shown as a separate component of stockholders' equity. The deferred compensation was being charged to selling, general and administrative expenses over the 13-month vesting period.

                    During the year ended March 31, 1998, previously issued awards relating to 101,233 shares of common stock have been forfeited due to employee departures in connection with the ceasing of operations. Accordingly, the remaining unamortized deferred compensation aggregating $690,486 was reversed to additional paid-in capital. Compensation charged to selling, general and

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                    administrative expense was $12,146 and $86,118, respectively, for the years ended March 31, 1997 and 1998.

                    During October 1997, the board of directors of the Company adopted the 1997 Stock Option Plan (the "1997 Plan") which authorizes the granting to employees, officers and directors of the Company options to purchase up to an aggregate of 600,000 shares of common stock. Both nonqualified options and options intended to qualify as ISOs under the Code of 1986, as amended, may be granted under the Plan. ISOs granted under the Plan may not be granted at a price less than the fair market value of the common stock on the date of the option grant, provided that the exercise price of such option granted to a stockholder owning more than 10% of the outstanding common stock of the Company may not be less than 110% of the fair market value of the common stock on the date of the option grant. The term of each option and the manner of exercise are determined by a committee appointed by the board of directors, but in no case can the options be exercised in excess of 10 years beyond the grant date, as defined. Although the compensation committee of the board of directors has recommended the issuance of 350,000 stock options to the Company's chairman of the board of directors, no board of directors' action regarding such options has been taken at the request of the Company's chairman of the board of directors.

                    Presented below is a summary of stock option plans activity for the periods shown:

                                                    Wtd.-                 Wtd.-
                                                    Avg.                  Avg.
                                                  Exercise    Options   Exercise
                                         Options    Price   Exercisable   Price
                    ------------------------------------------------------------

                    Balance at
                      March 31, 1996     882,854    $3.42       -           -
                    Granted              215,000     3.95       -           -
                    Canceled             (96,007)    3.91       -           -

                    ------------------------------------------------------------
                    Balance at
                      March 31, 1997   1,001,847     3.49     156,667      $3.07
                    Granted               45,250     3.83       -
                    Canceled/expired    (185,091)    3.11       -           -

                    ============================================================
                       BALANCE AT
                       MARCH 31, 1998    862,006    $3.59     677,526      $3.77
                    ============================================================

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                    The following table summarizes information for options currently outstanding and exercisable at March 31, 1998:

                                   Options Outstanding       Options Exercisable
                               ----------------------------  -------------------
                                          Wtd.-      Wtd.-               Wtd.-
                                          Avg.       Avg.                Avg.
                  Exercise              Remaining  Exercise            Exercise
               Price Range     Number     Life       Price     Number   Price
               -----------------------------------------------------------------
                $1.50           20,000   10 yrs      $1.50     20,000     $1.50
                 2.50          501,757    7 yrs       2.50    348,627      2.50
                 4.81           75,000    3 yrs       4.81     50,250      4.81
                 5.00           70,000    4 yrs       5.00     63,400      5.00
                 5.50          159,999    4 yrs       5.50    159,999      5.50
                 5.62 - 5.69    25,250   10 yrs       5.67     25,250      5.67
                 7.25           10,000    9 yrs       7.25     10,000      7.25
               -----------------------------------------------------------------
                $1.50 - $7.25  862,006    5 yrs      $3.59    677,526     $3.77
               =================================================================

                    The Company has elected, in accordance with the provisions of SFAS No. 123, to apply the current accounting rules under APB Opinion No. 25 and related interpretations in accounting for stock options, and accordingly, has presented the disclosure-only information as required by SFAS No. 123. If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, the Company's net loss and net loss per common share for the years ended March 31, 1997 and 1998 would approximate the pro forma amounts shown in the table below.

                Year ended March 31,                      1997           1998
                ----------------------------------------------------------------
                Reported net loss                    $(2,045,459)   $(2,498,030)
                ================================================================
                Pro forma net loss                   $(2,314,309)   $(2,611,780)
                ================================================================
                Reported net loss per common share   $      (.75)   $      (.85)
                ================================================================
                Pro forma net loss per common share  $      (.85)   $      (.89)
                ================================================================

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                    The fair value of options granted (which is amortized to expense over the option vesting period in determining the pro forma impact) is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted- average assumptions:

    Year ended March 31,                                      1997          1998
    ----------------------------------------------------------------------------
    Expected life of options                             3 to 6 yrs       10 yrs
    ============================================================================
    Risk-free interest rate                           6.06% - 6.82%         7.5%
    ============================================================================
    Expected volatility of NetLive
     Communications, Inc.                                      49%          128%
    ============================================================================
    Expected dividend yield on NetLive
     Communications, Inc.                                      -             -
    ============================================================================
    The weighted-average fair value of options granted during the years ended March 31, 1997 and 1998 is as follows:

    Year ended March 31,                                      1997          1998
    ----------------------------------------------------------------------------
    Fair value of each option granted                     $   1.25      $   3.71
    Total number of options granted                        215,000        45,250
    ============================================================================
         TOTAL FAIR VALUE OF ALL OPTIONS GRANTED          $268,850      $167,878
    ============================================================================

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

10. CAPITALIZED     Certain software development costs are capitalized in
    SOFTWARE        accordance with SFAS No. 86, Accounting for the Costs of
    COSTS:          Computer Software to Be Sold, Leased, or Otherwise
                    Marketed, and are stated at the lower of unamortized cost or net realizable value. Capitalization of software development costs begins upon the establishment of technological feasibility and ends when the product is available for general release to customers. The Company determined that it achieved technological feasibility during April 1997. Amortization of capitalized software development costs shall start when the product is available for general release to customers and will be provided at the greater of the amount computed using (a) the ratio of current gross revenue for a product to the total of current and

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                    anticipated future gross revenue or (b) the straight-line method over the remaining estimated economic life of the product. All other research and development expenses, consisting primarily of salaries and consulting fees to support technology and services content development, are expensed as incurred.

                    In connection with the Company ceasing development of its Internet call center software during March 1998, all software development costs capitalized through March 1998 have been expensed.

11. GOING           The Company is in the development stage, has ceased
    CONCERN:        developing its Internet call center software technologies, has a limited operating history, has not generated significant revenue through March 31, 1998 and has an accumulated deficit at March 31, 1998. The Company devoted substantially all of its efforts to financial planning, raising capital, and research and development with respect to Internet-related technology to be utilized in commercial applications.

                    The Company's financial statements have been prepared on the assumption that the Company will continue as a going concern. Management is currently negotiating a reverse merger transaction for accounting purposes with another entity. If the merger cannot be consummated, another strategic partner cannot be found, or additional financing cannot be obtained, the Company would be materially and adversely affected and there is substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments necessary if the Company becomes unable to continue operations for any reason.

12. SUBSEQUENT      On June 22, 1998, the Company and a newly formed Australian
    EVENT:          subsidiary, Linda Industries Pty Limited ("LIP"), entered
                    into a Stock Purchase and Reorganization Agreement
                    ("Purchase Agreement") with Newton Grace Pty Limited
                    ("Newton Grace") and certain of its affiliates and other entities (collectively the "Purchaser"). Pursuant to the Purchase Agreement, the Company has agreed to acquire certain of Newton Grace's operating assets (excluding its trademarks, cash and certain receivables) (collectively the "Assets"), subject to the assumption of certain liabilities, for an aggregate purchase price of Australian
                    Dollars ("AUD") $19,000,000, as defined. Newton Grace is an
                    Australian corporation engaged in the consumer electric goods business.

                    Pursuant to the Purchase Agreement, the Company has also agreed, among other matters, to (a) use its best efforts to effect a reverse stock split of approximately 3.4-for-1 (the "Split") and (b) issue 8,000,000 shares of unregistered shares of common stock, subject to adjustment, and 1,000,000 shares of a new nonvoting convertible Series A preferred stock, in each case post-Split, to the Purchaser for an aggregate purchase price of AUD $10,000,000.

                    Immediately upon receipt of the funds from the sale of the stock described above, the Company will use part of such capital contribution to capitalize LIP by purchasing 1,666,667 shares of LIP in exchange for AUD $1,666,667 and by loaning AUD $3,333,333 to LIP, to be evidenced by a promissory note. It is anticipated that LIP will immediately thereafter acquire the Assets, subject to the

                                                   NETLIVE COMMUNICATIONS, INC.
                                                  (A DEVELOPMENT STAGE COMPANY)

                                                  NOTES TO FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                    assumption of certain of its liabilities, for an aggregate of AUD $19,000,000. The purchase price will include the following: (i) the AUD $5,000,000 invested and loaned by the Company as described above, (ii) AUD $10,000,000 in cash derived from a loan from the National Australia Bank to LIP, currently being negotiated, and (iii) AUD $4,000,000 to be paid by LIP over time, which is to be evidenced by a promissory note. Contemporaneously, it is anticipated that the Company will use the balance of the capital contributed by the Purchaser to acquire all of the trademarks from Newton Grace for AUD $5,000,000 in cash. Such trademarks will be immediately licensed, pursuant to license agreements, to LIP, which will pay license fees to the Company for the use thereof.

                    The transactions contemplated by the Purchase Agreement are subject to, among other things, all of the parties completing their due diligence, the negotiation and execution of certain agreements, and the Company obtaining stockholder and regulatory approvals.

                    Additionally, the Purchase Agreement provides for a currency conversion ratio calculated at the exchange rate of AUD $1.00 to U.S. $.70.

                    Assuming the transaction is completed, the Purchaser will own approximately 89% of the Company's common stock and 90% of the Company's common stock if all the preferred stock is converted, assuming no issuances of common stock upon the exercise of outstanding stock options or warrants. Since the Purchaser will own a controlling interest in the Company, the transaction is expected to be accounted for as a "reverse acquisition" with Newton Grace deemed to be the acquiring entity. The historical financial statements of Newton Grace prior to the completion of the transaction are contemplated to substitute for the historical financial statements of the Company.

                          NETLIVE COMMUNICATIONS, INC.
                          EXHIBITS TO FORM 10-KSB FOR
                         THE YEAR ENDED MARCH 31, 1998


                                 EXHIBIT INDEX

Exhibit
Number     Name of Exhibit
-------    ---------------

 1.1    Underwriting Agreement (1)

 2.1    Stock Purchase and Reorganization Agreement (10)

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

27.1    Financial Data Schedule (11)

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

(8) Filed with the Company's Current Report on Form 10-QSB dated November 14, 1997.

(9) Amended and corrected version filed with the Company's Current Report on Form 10-QSB dated November 14, 1997.

(10)  Filed with the Company's Current Report on Form 8-K dated June 30, 1998.

(11)  Filed herewith.