Form 10KSB/A
period 1998-03-31
NETLIVE COMMUNICATIONS INC
filed 1998-07-27
CIK 1013277

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              -------------------
                                FORM 10-KSB/A-1
                                Amendment No. 1

                    For the fiscal year ended March 31, 1998

                          Commission File No. 0-28728

                          NETLIVE COMMUNICATIONS, INC.

       (Exact name of Small Business Issuer as Specified in its Charter)



------------------------------------------------------------------------------
        Delaware                                      13-3848652
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                  Identification No.)
------------------------------------------------------------------------------
   584 Broadway, New York, New York                    10012
(Address of principal executive offices)             (Zip Code)
------------------------------------------------------------------------------
             (212) 343-7082
(Issuer's telephone number, including area code)

------------------------------------------------------------------------------


            Purpose of Amendment: To include Items 9, 10, 11 and 12.

                          NETLIVE COMMUNICATIONS, INC.
                                FORM 10-KSB/A-1

                               TABLE OF CONTENTS

PART I                                                                     3
PART II                                                                    3

PART III
    Item 9   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act             3
    Item 10  Executive Compensation                                        5
    Item 11  Security Ownership of Certain Beneficial Owners and          10
             Management
    Item 12  Certain Relationships and Related Transactions               14
    Item 13  Exhibits and Reports on Form 8-K                             15

                                     PART I

ITEMS 1 THROUGH 4 - Responses to these Items have been previously provided and therefore have been omitted herein.

                                    PART II

ITEMS 5 THROUGH 8 - Response to these Items have been previously provided and therefore have been omitted herein.

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following persons constitute the present Board of Directors and Executive Officers of Netlive Communications, Inc. (the "Company") and certain information concerning such persons.



Name and Age               Business Experience and Other Affiliations or Significant Activities
------------               --------------------------------------------------------------------
Adam Goldberg, 39          ADAM GOLDBERG has been a director of the Company since September 15, 1997. He is an attorney, who has worked as a sole practitioner since 1993. From 1989 to 1993, Mr. Goldberg was a staff attorney for the
                           New York City Department of Housing Preservation and Development. Mr. Goldberg is a Class I director, whose term thus expires at the 1998 annual meeting of stockholders.

Michael  Kharitonov,  35   MICHAEL KHARITONOV, PH.D. is a co-founder of the Company. He has been the Chairman of the Board and
                           Director of Technology of the Company since April 1996, and President and Chief Executive Officer since
                           June 1997. Dr. Kharitonov served as Secretary of the Company from April 1996 through October 1996. From
                           November 1992 to April 1996, Dr. Kharitonov was employed by D.E. Shaw & Co., an investment management firm, most recently having held the position of vice president. Mr. Kharitonov is a Class III director, whose term thus expires at the 2000 annual meeting of stockholders.

Andrew J.  Schwartz,  34   ANDREW J. SCHWARTZ is a co-founder of the Company. He has been a director of the Company since June 1997.
                           He has been Secretary of the Company since October 1996, Treasurer and Chief Financial Officer since June
                           1997, and Vice President of Finance and Administration since October 1997. Mr. Schwartz also served as
                           Vice President of Business Development from October 1996 to October 1997. From September 1991 through
                           March 1996, Mr. Schwartz was employed as an attorney at McCarter & English, a New Jersey based law firm.
                           Mr. Schwartz is a Class III director, whose term thus expires at the 2000 annual meeting of stockholders.

Jeffrey Wolf, 35           JEFFREY WOLF is a co-founder of the Company. He has been a director of the Company since September 1995.
                           From September 1995 through December 1995, Mr. Wolf served as the President of the Company, and from
                           September 1995 through April 1996, Mr. Wolf served as the Treasurer of the Company. Mr. Wolf has been a managing director of Athena Ventures, LLC, a New York City based venture capital firm, since January
                           1996. From November 1994 through December 1995, Mr. Wolf was the head of Berenson Minella Ventures, the venture capital division of Berenson Minella and Company, a New York City based merchant bank. From July
                           1991 through November 1994, Mr. Wolf was a vice president and managing director of the Castle Group, Ltd.
                           a New York-based venture capital firm. Mr. Wolf is a Class III director, whose term thus expires at the
                           2000 annual meeting of stockholders

Marcel M. Yung, 45         MARCEL M. YUNG, PH.D. has been a director of the Company since August 11, 1997. He is currently a
                           Cryptographer and holds the position of Vice President at CertCo LLC and has held such positions there, and at its predecessor, since September 1996. From 1988 to 1996, Dr. Yung was a research staff member at
                           IBM/T.J. Watson Research Center where he worked on IBM systems and products in the areas of cryptography, security and network applications. Mr. Yung is a Class I director, whose term thus expires at the 1998 annual meeting of stockholders.



The Company is not aware of any family relationships among Directors or Executive Officers.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's Officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, "Reporting Persons") to file reports and changes in ownership of such securities with the Securities and Exchange Commission (the "Commission") and the Company. Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(e), promulgated under the Exchange Act, during the Company's fiscal year ended March 31, 1998 and
(ii) Forms 5 and any amendments thereto and/or written representations furnished to the Company by any Reporting Persons stating that such person was not required to file a Form 5 during the Company's fiscal year ended March 31, 1998, it has been determined that the following Reporting Persons were delinquent with respect to such person's reporting obligations set forth in
Section 16(a) of the Exchange Act: (a) Dennis Sal and Adam Goldberg each filed one late Form 3; and (b) Jeffrey Wolf, John Meier, Adam Goldberg, Marcel Yung and Michael Wolf each filed one late Form 4. To the Company's knowledge, none of the transactions reported therein resulted in any short-swing profits.


ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth certain summary information with respect to the compensation paid to the Company's Chief Executive Officer for services rendered in all capacities to the Company for each of the last two fiscal years and for any other Executive Officer whose total annual salary and bonus exceeded $100,000 for the fiscal year ending March 31, 1998. The Company has not issued or created any stock appreciation rights (SARs), restricted stock awards, pension plans, retirement plans or long-term incentive plan awards.

                SUMMARY COMPENSATION TABLE - ANNUAL COMPENSATION

                                                                                                   Long-Term
                                                        Annual Compensation                      Compensation
                                       --------------------------------------------------        --------------
Name and                  Fiscal Year  Salary ($)    Bonus ($)    Other Annual    Securities      All  Other
Principal Position        Ended                                   Compensation    Underlying      Compen-
                          March 31,                               ($)             Options (#)     sation ($)
-------------------       -----------  ----------     ---------   -------------   -------------  ---------------
Michael
Kharitonov,
President & CEO,            1998         117,603            --              --             --             --
(6/12/97 to present),
Director of
Technology                  1997          70,544        30,000              --         64,372             --


Laurence Rosen,
President & CEO             1998          28,602        18,205              --             --        148,750 (3)
(12/15/95 to
6/12/97)                    1997         110,833            --              --        107,490             --

Vladislav Rysin,            1998         118,538        10,533 (1)     100,000 (2)         --        115,000 (4)
Vice President of
Technology                  1997          90,769        68,467 (1)      87,500 (2)    100,000             --


-----------------

(1) This amount constitutes a pro-rated portion accrued during the fiscal year indicated of a $79,000 bonus paid to Mr. Rysin on May 18, 1997.

(2) This amount represents amortization of deferred compensation during fiscal 1997 and 1998 in connection with the issuance of 100,000 options under the 1996 Stock Option Plan based on the difference between the fair market value of the Common Stock underlying the stock options at the time of issuance and the exercise price of such options. All of such options have been cancelled; none were exercised prior to cancellation.

(3) This amount is composed of a $147,500 severance payment and $1,250 of consulting fees.

(4) This amount represents a severance payment.


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

The Company has reserved 800,000 shares of Common Stock for issuance upon the exercise of options available for future grant under the Option Plan designated as either (i) incentive stock options ("ISO's") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified stock options ("NQSO's"). ISO's may be granted under the Option Plan to employees (including Directors) and Officers of the Company. NQSO's may be granted to non-employee Directors, and Officers of the Company. As of June 15, 1998, 525,728 of such options were outstanding.

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

EMPLOYEE PERFORMANCE SHARE PROGRAM

On February 27, 1997, the Company's Board of Directors adopted the NetLive Communications, Inc. Performance Share Program, an employee deferred compensation plan (the "Performance Plan"). The purpose of the Performance Plan is to provide an incentive for, and to help retain, the Company's employees and to facilitate hiring new employees. The Company also entered into a Trust Agreement whereby the Performance Share Program Trust (the "Trust") was created and issued 300,000 shares of the Company's Common Stock to the Trust. Prior to vesting and distribution to the applicable employee(s), the shares will be voted by the independent trustee of the Trust, Mr. R. Andrew Lee. Upon the end of the fiscal year ended March 31, 1998, awards to employees constituting an aggregate of 14,767 shares of common stock were outstanding.


1997 STOCK OPTION PLAN

Effective October 8, 1997, the Board and the stockholders of the Company adopted the Company's 1997 Stock Option Plan (the "1997 Option Plan"). The 1997 Option Plan is intended to recognize the contributions made to the Company by key employees, Officers and Directors of the Company and to provide such persons with additional incentive to devote themselves to the future success of the Company. Furthermore, the 1997 Option Plan improves the ability of the Company to attract, retain, and motivate individuals upon whom the Company's sustained growth and financial success depend, by providing such persons with an opportunity to acquire or increase their proprietary interest in the Company through receipt of rights to acquire the Company's Common Stock.

The Company has reserved 600,000 shares of Common Stock for issuance upon the exercise of options available for future grant under the 1997 Option Plan designated as either (i) incentive stock options ("ISO's") under the Internal Revenue Code of 1986, as amended (the "Code"), or (ii) non-qualified stock options ("NQSO's"). ISO's may be granted under the Option Plan to employees (including Directors) and Officers of the Company. NQSO's may be granted to non-employee Directors, and Officers of the Company. The Company granted 40,000 options under the 1997 Option Plan, although such options were subsequently cancelled.

OPTION GRANTS DURING FISCAL YEAR ENDED MARCH 31, 1998

No options were granted during the fiscal year ended March 31, 1998 to any of the Company's Executive Officers named in the Summary Compensation table.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

No options or SARs were exercised during fiscal year ended March 31, 1998 and no in-the-money options were held on March 31, 1998 by any of the Company's Executive Officers named in the Summary Compensation table.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL YEAR END OPTION/SAR VALUES


                    NUMBER OF SECURITIES
                    UNDERLYING UNEXERCISED
                    OPTIONS AT FISCAL YEAR END
NAME                EXERCISEABLE/UNEXERCISEABLE
---------           --------------------------------------------------

MICHAEL             138,933/51,228
KHARITONOV

LAURENCE            219,069/46,579
ROSEN

VLADISLAV                 0/0
RYSIN

LONG-TERM INCENTIVE PLANS--AWARDS IN LAST FISCAL YEAR

No long-term incentive plan awards were granted during the fiscal year ended March 31, 1998 to any of the Company's Executive Officers named in the Summary Compensation table.

DIRECTOR COMPENSATION

Directors who are employed by or serve as consultants to the Company do not currently receive fees for their services as Directors. Outside Directors currently receive $1,500 for each Board meeting they attend. All Directors are reimbursed for travel and other necessary business expenses incurred in such capacity in the performance of their services for the Company.

EMPLOYMENT AGREEMENTS

Effective as of September 1, 1995, the Company entered into a consulting agreement with Jeffrey Wolf. In addition, effective as of April 5, 1996, the Company entered into an employment agreement with Michael Kharitonov, and, effective as of May 19, 1996, the Company entered into an employment agreement with Vladislav Rysin. The consulting agreement with Jeffrey Wolf was amended effective May 1, 1996. In addition, the Company's employment agreement with Michael Kharitonov was amended effective July 1, 1996. Effective as of March 16, 1997, the Company entered into mutual releases with Vladislav Rysin in settlement of his employment agreement. Effective as of October 8, 1996, the Company entered into an employment agreement with Andrew Schwartz.

Pursuant to the consulting agreement with Jeffrey Wolf, which was amended effective as of May 1, 1996, Mr. Wolf received a consulting fee of $50,000 per year through August 31, 1996, a consulting fee of $55,000 per year for the year commencing September 1, 1996, and a consulting fee of $60,000 per year for the year commencing September 1, 1997. In addition, Mr. Wolf received options to acquire 73,860 shares of common stock, 50% of which are exercisable upon the earlier of (i) the Company achieving certain earnings standards or (ii) five years from the date of grant. The consulting agreement will be renewed for successive one year terms unless the Company gives 30 days prior written notice of its intention not to renew the agreement. The consulting agreement may be terminated by the Company upon the death of Mr. Wolf or by either party for just cause (as defined in the consulting agreement). The consulting agreement also provides for payments to Mr. Wolf for a nine month period following termination equal to his base salary and a pro-rata portion of any bonus to which he would have been entitled in the event that the consulting agreement is terminated other than as a result of the death of Mr. Wolf, for cause or for lack of renewal thereof. The agreement does not require Mr. Wolf to devote his time exclusively to the Company and also subjects Mr. Wolf to certain confidentiality and non-competitive provisions.

Pursuant to the employment agreement with Dr. Kharitonov, which was amended effective July 1, 1996, Dr. Kharitonov received a base annual salary of $100,000 per year through

August 31, 1996, a salary of $110,000 per year for the year commencing September 1, 1996, and a salary of $120,000 per year for the year commencing September 1, 1997. However, Dr. Kharitonov has the option to perform work for the Company on a reduced hour basis. In the event that Dr. Kharitonov elects to perform his duties on a reduced hour basis, his salary shall be adjusted so that the Company shall pay him a base salary after such election at the rate of $50,000 per annum through August 31, 1996, $55,000 from September 1, 1996 through August 31, 1997, $60,000 per annum from September 1, 1997 through August 31, 1998 and such equal or greater amount in each subsequent year of the term of the employment agreement as may be determined by the Board of Directors, payable in equal installments on a semi-monthly basis in arrears. This reduced hour option was exercised by Dr. Kharitonov from August 16, 1996 to February 28, 1997. Under the employment agreement, Dr. Kharitonov was paid a bonus of $30,000 on January 1, 1997. In addition, Dr. Kharitonov received options to acquire 55,789 shares of common stock, 50% of which are exercisable upon the earlier of (i) the Company achieving certain earnings standards or
(ii) five years from the date of grant. The employment agreement will be renewed for successive one year terms unless the Company gives 30 days prior written notice of its intention not to renew the agreement. The employment agreement may be terminated by the Company upon the death of Dr. Kharitonov and by either party or for just cause (as defined in the employment agreement). The employment agreement also provides for payments to Dr. Kharitonov following termination as follows: (i) so long as Dr. Kharitonov performs his duties as a full-time employee of the Company, upon termination Dr. Kharitonov shall receive payments equal to his base salary and a pro-rata portion of any bonus to which he would have been entitled for a nine month period after termination in the event that the employment agreement is terminated other than as a result of the death of Dr. Kharitonov, for just cause (as defined in the employment agreement) or for lack of renewal thereof, or (ii) in the event that Dr. Kharitonov elects to perform his duties on a reduced hour basis, upon termination Dr. Kharitonov shall receive payments equal to the amount described above but for the entire remaining term of the employment agreement. The agreement with Dr. Kharitonov includes certain confidentiality and non-competitive provisions. Upon Dr. Kharitonov's promotion to President and CEO on June 12, 1997, the Board of Directors increased his salary to $115,000 per annum.

Pursuant to the agreement with Dr. Rysin, the Company's Vice President of Technology and Senior Software Developer and Project Manager, Dr. Rysin received a base salary of $98,000 per year through May 18, 1997, received $108,000 per year for the year commencing May 19, 1997 and was to receive $118,000 per year for the year commencing May 19, 1998. In addition, Dr. Rysin received options to acquire 100,000 shares of common stock, one-third of which became exercisable one (1) year from the date of his employment agreement, and an additonal one-sixth of which shall become exercisable every six months thereafter. The employment agreement will be renewed for successive one year terms unless the Company gives 30 days prior written notice of its intention not to renew the agreement. The employment agreement may be terminated by the Company upon the death of Dr. Rysin or for just cause (as defined in the employment agreement). Further, Dr. Rysin may also terminate the employment agreement for just cause (as defined in the employment agreement). The employment agreement also provides for payments to Dr. Rysin for a nine month period following termination equal to his base salary and a pro-rata portion of any bonus to which he would have been entitled in the event that the employment agreement is terminated other than as a result of the death of Dr. Rysin, for cause (as defined in the employment agreement) or for lack of renewal thereof. Further, Dr. Rysin shall be paid a bonus of $79,000 on the last day of the month on each of the twelfth, twenty-fourth and thirty-sixth months of the employment agreement. The agreement with Dr. Rysin includes certain confidentiality and non-competitive provisions. Upon his promotion to Vice President of Technology on October 7, 1996, the Company increased Mr. Rysin's salary to $110,000 per year through May 19, 1997, $120,000 per year through May 19, 1998 and $130,000 per year through May 19, 1999. On March 16, 1998, the Company paid Mr. Rysin $115,000 in full settlement of the Company's obligations to Mr. Rysin under his employment agreement, including Mr. Rysin's rights to Company options. The parties exchanged mutual releases.

Pursuant to the agreement with Andrew Schwartz, Mr. Schwartz receives a base salary of $98,000 per year. In addition, Mr. Schwartz received options to acquire 75,000 shares of common stock, one-third of which become exercisable every twelve months following the date of the agreement. The employment agreement may be terminated by the Company upon the death or disability of Mr. Schwartz or for just cause (as defined in the employment agreement). The employment agreement provides for payments to Mr. Schwartz for a nine month period following termination equal to his base salary in the event that the employment agreement is terminated other than as a result of the death or disability of Mr. Schwartz or for just cause (as defined in the employment agreement). The agreement includes certain confidentiality and non-competitive provisions.


ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based on information filed on Schedule 13D with the Commission, relating to a March 11, 1997 reporting date, a "group" consisting of Laurence Rosen, Jeffrey Wolf, Michael Kharitonov, Andrew Schwartz and Scott Wolf (individually a "Founder," and collectively the "Founders" or the "Founders Group") entered into a certain Stockholders' Agreement dated March 8, 1997 (the Stockholders' Agreement") that provides, among other things, that each of the Founders will vote all of the Company's securities then owned in the manner approved in writing by a majority of such securities then owned by all of the Founders in the aggregate. The Stockholders' Agreement further provides that no transfer of the Company's securities by any of the Founders shall be effective, and no transferee will be entitled to vote such securities or any other indices of ownership, unless and until such transferee agrees in writing to be bound by the terms and conditions of the Stockholders' Agreement. The Stockholders' Agreement terminates upon a merger, the dissolution of the Company, the written agreement of any subset of Founders owning 51% of the securities owned by the Founders in the aggregate or August 12, 1998, whichever occurs earliest. In such Schedule 13D, the Founders disclaimed beneficial ownership of the securities owned by other Founders and disclaimed that they were a single reporting entity for any other purpose. The Company believes that the Founders, as of July 15, 1998, beneficially own an aggregate of 1,564,318 shares of Common Stock outstanding as calculated for purposes of Section 13(d)(3) of the Exchange Act, which includes options either currently exercisable or exercisable in the next 60 days for 560,419 shares of Common Stock.

The Company has been advised that Michael Kharitonov, Andrew Schwartz and Jeffrey Wolf (collectively the "Affiliated Founders" or "Affiliated Founders Group") have entered into a second stockholders agreement, dated November 12, 1997 (the "Second Agreement"), that provides, among other things, that for any approval of voting required under the Stockholder Agreement, each of the Affiliated Founders will vote all of the Company's securities then owned in the manner approved in writing by a majority of such securities then owned by all of the Affiliated Founders in the aggregate. The Second Agreement further provides that no transfer of the Company's securities by any of the Affiliated Founders shall be effective, and no transferee will be entitled to vote such securities or any other indices of ownership, unless and until such transferee agrees in writing to be bound by the terms and conditions of the Second Agreement. The Second Agreement terminates upon a merger, the dissolution of the Company, the written agreement of Affiliated Founders owning 51.0% of the securities owned by the Affiliated Founders in the aggregate or August 12, 1998, whichever occurs earliest. The Affiliated Founders have not yet filed a
Schedule 13D regarding the Second Agreement. The Company believes that the Affiliated Founders, as of July 15, 1998 beneficially owned an aggregate of 800,928 shares of Common Stock outstanding as calculated for purposes of
Section 13(d)(3) of the Exchange Act, which includes options either currently exercisable or exercisable in the next 60 days for 322,753 shares of Common Stock.

As of July 15, 1998, R. Andrew Lee, 2100 Connecticut Avenue, N.W, Suite 705, Washington, D.C. 20008, held as Trustee of the NetLive Communications, Inc. Performance Share Trust (the "Trust") established under the NetLive Communications, Inc. Performance Share Program Plan (the "Plan") 276,000 shares of Common Stock. The Trustee exercises sole voting and dispositive power over such shares.

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

In addition to those set forth above, the table below lists any person known by the Company (including any "group") who is a director, officer or person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock as of July 15, 1998. Except as otherwise stated, all persons named have sole voting and investment power over the shares reported as owned.

                    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

NAME & ADDRESS                    AMOUNT AND NATURE      PERCENT OF
BENFICIAL OWNER                   OF BENEFICIAL OWNER    CLASS (%)
                                  (SHARES)
-----------------------------     -------------------   ----------------
Laurence Rosen,                    567,319 (1)(9)          17.9
94 Hudson St.,
Hoboken, NJ  07030

Michael Kharitonov,                416,811 (2)(9)          13.4
145 West 71st St., Apt. 4F
New York, NY  10023

Jeffrey Wolf,                      243,705 (3)(9)           7.9
230 Central Park West
New York, NY  10024

Scott Wolf,                        196,071 (4)              6.6
2501 Irving Ave. South
Minneapolis, MN 55405

Andrew J. Schwartz,                140,412 (5)              4.7
24 South Monroe St.
Denver, CO  80209

Adam Goldberg,                      16,600 (6)(7)           0.6
330 16th Street
Brooklyn, NY  11215

Marcel M. Yung,                     10,000 (6)              0.3
605 West 112th Street
New York, NY 10025

Directors and Officers             827,528 (8)             25.1
as a Group (5 persons)

--------------

(1) Includes options either currently exercisable or exercisable in the next 60 days for 219,069 shares of Common Stock. These shares are also included within, and constitute a portion of, the Founder Group shares described above.
(2) Includes options either currently exercisable or exercisable in the next 60 days for 150,601 shares of Common Stock. These shares are also included within, and constitute a portion of, the Founder Group and Affiliated Founders Group shares described above.
(3) Includes options either currently exercisable or exercisable in the next 60 days for 122,152 shares of Common Stock. These shares are also included within, and constitute a portion of, the Founder Group and Affiliated Founders Group shares described above.

(4) Includes options either currently exercisable or exercisable in the next 60 days for 18,597 shares of Common Stock. These shares are also included within, and constitute a portion of, the Founder Group shares described above.
(5) Includes options either currently exercisable or exercisable in the next 60 days for 50,000 shares of Common Stock. These shares are also included within, and constitute a portion of, the Founder Group and Affiliated Founders Group shares described above.
(6) Includes options either currently exercisable or exercisable in the next 60 days for 10,000 shares of Common Stock.
(7) Includes 6,600 shares granted by the Board, although not yet issued, in exchange for legal services performed for the Company.
(8) Includes options either currently exercisable or exercisable in the next 60 days for 349,353 shares of Common Stock.
(9) May be deemed to be a "parent" and "promoter" of the Company as defined in the Rules and Regulations of the Commision promulgated under the Act.

The foregoing table does not include any shares which the applicable individuals may be deemed to own beneficially as a result of the voting arrangements described in this Item.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See severance payments to Laurence Rosen and Vladislav Rysin, noted above in the Summary Compensation table and otherwise in Item 10. See also the stock payment to Adam Goldberg, noted above in footnote 7 of the Security Ownership Of Certain Beneficial Owners And Management table in Item 11.


ITEM 13 - Responses to this Item have been previously provided and therefore have been omitted herein.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            NETLIVE COMMUNICATIONS, INC.


Date: 7/27/98                               By: /s/ Michael Kharitonov
     ---------                                 --------------------------------
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


Signature                 Title                                Date
---------                 -----                                ----

/s/ Michael Kharitonov    Chairman of the Board,               July 27, 1998
----------------------    President, Chief
Michael Kharitonov        Executive Officer
                          and Director

/s/ Andrew Schwartz       Secretary, Treasurer,                July 27, 1998
----------------------    Chief Financial Officer, Vice
Andrew Schwartz           President of Finance and
                          Administration and Director


/s/ Adam Goldberg         Director                             July 27, 1998
----------------------
Adam Goldberg


/s/ Jeffrey Wolf          Director                             July 27, 1998
----------------------
Jeffrey Wolf


/s/ Marcel Yung           Director                             July 27, 1998
----------------------
Marcel Yung