Form 10QSB
period 1998-06-30
NETLIVE COMMUNICATIONS INC
filed 1998-08-19
CIK 1013277

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                                 --------------
                                       or

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

           Class                             Outstanding at August 15, 1998
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

  Item 1 Financial Statements

    Balance Sheet as of June 30, 1998 (unaudited)
    and as of  March 31, 1998  (audited)                                          3

    Statement of Operations for the three month periods ended
    June 30, 1998 and 1997 (unaudited), and the period from
    August 23, 1995 (inception) to June 30, 1998 (unaudited)                      4

    Statement of Cash Flows for the three month periods ended
    June 30, 1998 and 1997 (unaudited) and the period from
    August 23, 1995 (inception) to June 30, 1998 (unaudited)                      5

    Notes to Financial Statements                                                 6

  Item 2.  Management's Discussion and Analysis or Plan
  of Operation                                                                   11

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                         15

SIGNATURES                                                                       17

PART I:  FINANCIAL INFORMATION

ITEM 1. Financial  Statements

NETLIVE  COMMUNICATIONS, INC.
(a development stage company)
Balance Sheet

                                                                   June 30,1998  March 31, 1998
                                                                   ------------  --------------
                                                                    (unaudited)      (audited)
ASSETS
  Current Assets
           Cash and cash equivalents                                $   266,065    $   119,375
           Marketable securities                                           --          393,485
           Prepaid expenses and other current assets                     34,113         51,416
                                                                    -----------    -----------
               TOTAL CURRENT ASSETS                                     300,178        564,276

           Property  and Equipment Held for Sale                         10,000         10,000
           Deferred income tax asset, net of valuation
                allowance                                                  --             --
           Other Assets                                                   7,298         14,798
                                                                    -----------    -----------
                TOTAL ASSETS                                        $   317,476    $   589,074
                                                                    ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
           Accounts payable & accrued expenses                           77,130        129,769
                                                                    -----------    -----------
 TOTAL CURRENT LIABILITIES                                          $    77,130    $   129,769
                                                                    -----------    -----------

STOCKHOLDERS' EQUITY
           Preferred stock--$.0001 par value; authorized              1,000,000
               shares, none issued                                         --             --
           Common Stock--$.0001 par  value: authorized 19,000,000
               shares, issued and outstanding 2,950,000 shares              295            295
           Additional paid-in capital                                 5,256,578      5,245,628
           Deficit accumulated during development stage              (5,016,527)    (4,786,618)
                                                                    -----------    -----------
STOCKHOLDERS' EQUITY                                                    240,346        459,305
                                                                    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $   317,476    $   589,074
                                                                    ===========    ===========


The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Operations

                                                                                                                Period from
                                                                       Three months          Three months      August 23,1995
                                                                           ended                 ended       (date of inception)
                                                                       June 30, 1998         June 30, 1997     to June 30, 1998
                                                                         (unaudited)          (unaudited)         (unaudited)
                                                                         ----------           ----------         -----------
Net revenue                                                              $       --           $   10,256         $     17,945
                                                                         ----------           ----------         ------------
Selling, general & administrative expenses:
Salaries                                                                     62,447              124,209            1,097,967
Research and development                                                         --                   --              568,855
Professional fees                                                           106,660              187,304            1,033,687
Payroll taxes and other employee benefits                                     7,607               20,802              141,817
Rent                                                                          9,717                9,085               97,143
Depreciation & amortization                                                      --               11,391               87,931
Interest expense and financing costs                                             --                   --              197,290
Interest and dividend income                                                 (4,039)             (31,635)            (201,485)
Impairment loss on property and equipment                                         0                    0               94,725
Impairment loss on capitalized software development costs                         0                    0              715,344
Other                                                                        47,517              134,352            1,201,198
                                                                         ----------           ----------         ------------
Total expenses                                                              229,909              455,508            5,034,472
                                                                         ----------           ----------         ------------
Net loss                                                                 $ (229,909)          $ (445,252)        $ (5,016,527)
                                                                         ==========           ==========         ============
Basic loss per common share                                                  $(0.08)              $(0.15)                  --
                                                                         ==========           ==========         ============
Weighted average number of common shares
Outstanding                                                               2,950,000            2,950,000                   --
                                                                         ==========           ==========         ============


The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Cash Flows

                                                                                                     Period from
                                                                         Three         Three        August 23, 1995
                                                                      months ended   months ended   (inception) to
                                                                      June 30, 1998  June 30, 1997   June 30, 1998
                                                                      -------------  -------------   -------------
                                                                       (unaudited)    (unaudited)     (unaudited)
Cash flows from operating activities:
Net Loss                                                               $  (229,909)   $  (700,440)   $(5,016,527)
Adjustments to reconcile net loss to net cash used in
operating activities:
Expenses paid by stockholders, contributed to Company                         --             --           12,006
Amortization of deferred compensation expense                                 --           61,438        277,430
Amortization of debt issue costs and discount on
notes payable                                                                 --             --          190,000
Depreciation and amortization                                                 --           11,391         87,931
Impairment loss on property and equipment                                     --             --           94,725
Impairment loss on capitalized software development costs                     --             --          715,344

  Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets            17,303         (5,600)       (34,113)
(Increase) decrease in other assets                                          7,500         (7,500)        (1,861)
Increase in capitalized software development costs                            --         (160,620)      (715,344)
Increase (decrease) in accounts payable and accrued
expenses                                                                   (52,639)      (286,306)        77,130
                                                                       -----------    -----------    -----------
Net cash used in operating activities                                     (257,745)      (817,449)    (4,313,279)
                                                                       -----------    -----------    -----------
  Cash flows from investing activities:
Purchase of property and equipment                                            --          (20,314)      (156,031)
Acquisition of intangibles                                                    --             --           (6,140)
Purchase of available-for-sale securities                                     --             --       (4,984,826)
Proceeds from sales of available-for-sale securities                       393,485      1,965,257      4,984,826
                                                                       -----------    -----------    -----------
  Net cash provided by (used in) investing activities                      393,485      1,965,943       (162,171)
                                                                       -----------    -----------    -----------
  Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants                     10,950           --        4,827,647
Principal payments on obligations under capital leases                        --             --          (17,632)
Debt issue costs                                                              --             --          (25,000)
Deferred offering costs                                                       --             --          (43,500)
                                                                       -----------    -----------    -----------
  Net cash provided from financing activities                               10.950           --        4,741,515
                                                                       -----------    -----------    -----------
  Net increase in cash and cash equivalents                                146,690      1,148,494           --
  Cash and cash equivalents at beginning of period                         119,375         32,958           --
                                                                       -----------    -----------    -----------
  Cash and cash equivalents at end of period                           $   266,065    $ 1,181,452    $   266,065
                                                                       ===========    ===========    ===========
Supplemental disclosure of cash flow information:

Cash paid during the period for interest                                      --             --      $     7,290
                                                                       ===========    ===========    ===========
Supplemental schedule of noncash financing and investing activities:
  Contributed property and equipment                                          --             --      $    18,290
                                                                       ===========    ===========    ===========
  Capital lease obligations incurred                                          --             --      $    17,632
                                                                       ===========    ===========    ===========
Common stock issued for services related to
  initial public offering                                                     --             --      $    14,875
                                                                       ===========    ===========    ===========
Common stock and stock options issued under
  employment agreement and for services                                       --             --      $ 1,088,750
                                                                       ===========    ===========    ===========
Termination of common stock granted under the
  performance share program and employment agreement                          --             --      $   811,320
                                                                       ===========    ===========    ===========


The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)

NOTES TO FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1

BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying financial statements should be read in conjunction with the audited financial statements of NetLive Communications, Inc. ("NetLive" or the "Company") as of March 31, 1998 and for the year then ended and the notes thereto included in the Company's Form 10-KSB and amendment thereto. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect. There have been no significant changes of accounting policy since March 31, 1998.

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

NOTE 3

CAPITALIZED SOFTWARE COSTS

Certain software development costs are capitalized in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and are stated at the lower of unamortized cost or net realizable value. Capitalization of software development costs begins upon the establishment of technological feasibility and ends when the product is available for general release to customers. The Company determined that it achieved technological feasibility during April 1997. Amortization of capitalized software development costs shall start when the product is available for general release to customers and will be provided at the greater of the amount computed using (a) the ratio of current gross revenue for a product to the total of current and anticipated future gross revenue or (b) the straight-line method over the remaining estimated economic life of the product. All other research and development expenses, consisting primarily of salaries and consulting fees to support technology and services content development, are expensed as incurred.

In connection with the Company ceasing development of its Internet call center software during March 1998, all software development costs capitalized through March 1998 have been expensed.

NOTE 4

BASIC LOSS PER COMMON SHARE

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

For purposes of this computation shares of common stock issued for nominal consideration prior to the initial filing of the Registration Statement relating to the Initial Public Offering ("IPO") and shares issuable upon the exercise of all common stock purchase options outstanding issued for nominal consideration, with exercise prices below the IPO price, have been included in weighted average number of shares outstanding, since inception, utilizing the treasury stock method. Common stock equivalents issued after the IPO are not included in the weighted average number of shares since the effect would be anti-dilutive. Diluted EPS is not presented since the effect would be anti-dilutive.

NOTE 5

INCOME TAXES

No provision for income taxes has been made for all periods presented since the Company had net operating losses. These net operating losses have resulted in a deferred tax asset at June 30, 1998. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at June 30, 1998.

NOTE 6

EMPLOYEE STOCK OPTIONS AND PERFORMANCE SHARE PROGRAM

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

During February 1997, the board of directors of the Company adopted a restricted stock program which authorized the establishment of a trust and contributed to the trust 300,000 shares of the Company's common stock that shall be held therein, until distributed to employees, as defined. Shares to be awarded in the name of the employee will have all rights of a stockholder, subject to certain restrictions or forfeitures. During March 1997, 106,000 shares of common stock were granted to certain employees. The market value on the date of these grants was $728,750, which had been recorded as deferred compensation and was shown as a separate component of stockholders' equity. Restrictions on these awards expire annually over a five-year period. The deferred compensation was being charged to selling, general and administrative expense over the five-year vesting period. During September 1997, an award for 10,000 shares of common stock was made to an employee. The market value on the date of grant was $60,000 which had been recorded as deferred compensation and was shown as a separate component of stockholders' equity. The deferred compensation was being charged to selling, general and administrative expenses over the 13-month vesting period. During the year ended March 31, 1998, previously issued awards relating to 101,233 shares of common stock have been forfeited due to employee departures in connection with the ceasing of operations. Accordingly, the remaining unamortized deferred compensation aggregating $690,486 was reversed to additional paid-in capital. Compensation charged to selling, general and administrative expense was $12,146 and $86,118, respectively, for the years ended March 31, 1997 and 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

During the next three months and continuing through the date hereof, the Company concentrated on winding up its operations, negotiating settlement agreements with departing personnel and others, and conducting due diligence on, and negotiating with the principals of, Newton Grace. As a result of various tax considerations and ongoing negotiations, the stock-for-stock transaction contemplated in the letter of intent was modified.

On June 22, 1998, NetLive and its newly-formed Australian subsidiary, Linda Industries Pty Limited ("LIP"), entered into a Stock Purchase and Reorganization Agreement ("Purchase Agreement"), dated as of June 22, 1998, with Playbyrne Investments Pty Limited, Budbox Pty Limited, Newton Grace, Intercorp Group Pty Limited, Hallendon Pty Limited, Geoffrey Russell Player and Vicki Gaye Player (collectively the "Purchasers"). Pursuant to the Purchase

Agreement, the Company has agreed, in general, to acquire certain of Newton Grace's operating assets (excluding its cash, trademarks and certain receivables) (collectively, the "Assets"), subject to the assumption of certain liabilities, for an aggregate purchase price of Australian Dollars (AUD) $19,000,000. Newton Grace is an Australian corporation engaged in the consumer electric goods business.

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

The transactions contemplated by the Purchase Agreement (collectively the "Transaction") are subject to, among other things, all of the parties completing their due diligence, the negotiation and execution of certain agreements, and the Company obtaining stockholder and regulatory approvals. The Company, LIP and the Purchasers are currently negotiating an amendment to the Purchase Agreement that would extend until late August the time by which the certain of such agreements must be executed and certain contingencies satisified.

The description of the Transaction is qualified in its entirety by reference to the full text of the Purchase Agreement, which was filed in a Form 8-K filed by the Company with the Securities Exchange Commission ("SEC") on June 30, 1998. When and if the Transaction is consummated, it would result in the acquisition of a significant amount of assets of, and a change in control of, the Company.

On July 29, 1998, the Company received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq") regarding the continued listing of its common stock and common stock purchase warrants. In the letter, Nasdaq indicated that such securities will continue to be listed on The Nasdaq SmallCap Market via an exception from the net tangible assets/market capitalization/net income continued listing requirement.

While the Company has failed to meet this requirement since February 23, 1998, NetLive was granted a temporary exception from this standard subject to it meeting certain conditions. The letter indicated that continuation of the exception was subject to the satisfaction of several conditions, including, among other things, the Company's having no less than $2,000,000 in net tangible assets by August 20, 1998. The Company is currently attempting to obtain the financing required to meet the net tangible assets condition from the Purchasers. Although it believes that it will be unable to meet the net tangible asset condition by August 20, 1998, the Company is in the process of requesting an extension of such deadline from Nasdaq. There can be no assurance, however, that such extension will be granted or that the Company will meet the net tangible asset condition in a timely manner if the extension is granted.

The exception will expire on November 2, 1998. In the event that the Company is deemed to have met the terms of the conditions and the exception, it shall continue to be listed on The Nasdaq SmallCap Market. There can be no assurance, however, that the Company will meet such terms. If at some future date the Company's securities should cease to be listed on The Nasdaq SmallCap Market, they may continue to be listed in the OTC-Bulletin Board. For the duration of the exception, the Company's Nasdaq symbols will be NETLC and NETWC.

During the quarter ended June 30, 1998, the Company directed a significant part of its efforts toward completing the Transaction. Based on this strategy, the Company directed a significant percentage of its capital reserves towards operating expenses and towards non-operating expenses associated with the Transaction. Net losses were $229,909 during the quarter ended June 30, 1998, as compared to $445,252 during the quarter ended June 30, 1997. Net loss per share was $0.08 during the quarter ended June 30, 1998, as compared to $0.15 during the quarter ended June 30, 1997.

The Company has incurred net losses since inception through the quarter ended June 30, 1998. As of June 30, 1998, the Company had an accumulated deficit during the development stage of $5,016,527. The Company's survival is dependent upon the consummation of the Transaction or a similar transaction in the near future.

As the Company has ceased its historic business operations, it does not anticipate any material effect from, nor has it set aside any reserves for, potential year 2000 programming flaws.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses were $233,948 for the quarter ended June 30, 1998, as compared to $455,508 for the quarter ended June 30, 1997.

Included in Selling, General and Administrative expenses are salaries aggregating $62,447 for quarter ended June 30, 1998, as compared to $124,209 for the quarter ended June 30, 1997. Such decrease is attributable to the reduction of the Company's administrative staff.

PROVISION FOR INCOME TAXES

The Company has no provision for income taxes for all periods presented since it incurred net losses for such periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities aggregated $266,065 at June 30, 1998, as compared to $2,180,021 at June 30, 1997. Net cash used in operations was $257,745 for the quarter ended June 30, 1998, as compared to $817,449 for the quarter ended June 30, 1997. The reduction in net cash used in operations from period to period was primarily attributable to the costs from reduction of operations.

The Company does not expect any purchase of plant or significant equipment during fiscal 1999.

The uses of cash during the quarter ended June 30, 1998 were financed mainly by the sale in August 1996, of 950,000 shares of common stock and 730,000 warrants to purchase common stock which resulted in proceeds of $4.2 million, net of offering expenses, as well as the sale, in May 1996 of 200,000 shares of common stock in a private placement which resulted in proceeds of $376,000, net of offering expenses. Additionally, the Company received net proceeds of approximately $9,500 from the issuance of common stock purchase warrants and the underwriters warrant pursuant to an over-allotment option.

Net cash provided by investing activities was $393,485 for the quarter ended June 30, 1998, as compared to $1,965,943 for the quarter ended June 30, 1997. The change in investing activities was due to proceeds from sales of available for sale securities. Such cash was provided primarily by the proceeds of the Company's initial public offering.

Net cash provided by financing activities was $10,950 for the quarter ended June 30, 1998, as compared to zero for the quarter ended June 30, 1997. Such cash was provided by the May Davis Group, Inc.'s exercise of the portion of its Underwriter's Warrant entitling it to purchase 73,000 common stock purchase warrants of the Company for $0.15 each.

The Company's management has substantial doubts about the Company's ability to continue as a going concern and whether its existing cash and marketable securities will be sufficient to fund the Company's operations until the Transaction is consummated. There can be no assurance that the Company's capital resources will be sufficient. Management anticipates that if and when an interim financing with the Purchasers is consummated, this would alleviate such cash shortage. Management is also considering additional cost-cutting measures to further conserve resources. If such measures are not sufficient or if such interim financing or the Transaction are not successful in the near future, material adverse consequences would result. There is a substantial likelihood that such consequences would involve liquidation of the Company, which would likely result in loss to investors of all or a substantial portion of their investment.

PART II: OTHER INFORMATION

ITEMS 1 THROUGH 5, INCLUSIVE, ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

(8) Filed with the Company's Current Report on Form 10-QSB dated November 14, 1997.

(9) Amended and corrected version filed with the Company's Current Report on Form 10-QSB dated November 14, 1997.

(10) Filed with the Company's Current Report on Form 8-K dated June 30, 1998.

(11) Filed herewith.

         (b) Reports on Form 8-K

A Form 8-K was filed by the Company on June 30, 1998. This filing disclosed, under Item 5: (1) the entry of the Company and its newly-formed Australian subsidiary, Linda Industries Pty Limited, into a Stock Purchase and Reorganization Agreement with Playbyrne Investments Pty Limited, Budbox Pty Limited, Newton Grace Pty Limited, Intercorp Group Pty Limited, Hallendon Pty Limited, Geoffrey Russell Player and Vicki Gaye Player, dated June 22, 1998; and (2) that the Company had curtailed its business operations and had terminated the employment of all of its non-executive employees.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      NETLIVE COMMUNICATIONS, INC.


Date: 8/19/98                         By: /s/ Michael Kharitonov
------------------------------         --------------------------------
                                           Michael Kharitonov
                                           Chief Executive Officer and
                                           President




Date:8/19/98                          By: /s/ Andrew Schwartz
------------------------------         ---------------------------------------
                                           Andrew Schwartz
                                           Chief Financial Officer, Treasurer
                                           and Secretary (Principal Accounting
                                           and Financial Officer)