Form 10-Q
period 1998-09-30
NETLIVE COMMUNICATIONS INC
filed 1998-11-19
CIK 1013277

                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                                  FORM 10-QSB

X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         AND EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________

                         Commission file number 0-28728

                          NETLIVE COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  13-3848652
(State or other jurisdiction                (IRS Employer Identification No.)
 of incorporation or organization)

                                330 16th Street
                            Brooklyn, New York 11215
                    (Address of principal executive offices)

                                 (212) 343-7082
                (Issuer's telephone number, including area code)

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

           Class                               Outstanding at November 14, 1998
Common Stock, $0.0001 par value                           2,950,000

NETLIVE COMMUNICATIONS, INC.
(a development stage company)

INDEX
                                                                                           Page Number
PART I:   FINANCIAL INFORMATION

    Item 1.    Financial Statements

    Balance Sheet as of September 30, 1998 (unaudited)
    and as of  March 31, 1998  (audited)                                                        3


    Statement of Operations for the three and six month periods ended September
    30, 1998 and 1997 (unaudited), and the period from
    August 23, 1995 (inception) to Septembr 30, 1998 (unaudited)                                4

    Statement of Cash Flows for the six month periods ended September 30, 1998 and 1997 (unaudited) and the period from
    August 23, 1995 (inception) to September 30, 1998 (unaudited)                               5


    Notes to Financial Statements                                                               7


    Item 2.  Management's Discussion and Analysis or Plan                                      11
    of Operation

PART II: OTHER INFORMATION

    Item 6. Exhibits and Reports on Form 8-K                                                   16

SIGNATURES                                                                                     19

PART I:  FINANCIAL INFORMATION

ITEM 1. Financial  Statements

NETLIVE  COMMUNICATIONS, INC.
(a development stage company)
Balance Sheet

                                                                September 30, 1998  March 31, 1998
                                                                ------------------  --------------
                                                                    (unaudited)       (audited)
ASSETS
  Current Assets
           Cash and cash equivalents                                $    65,669    $   119,375
           Marketable securities                                           --          393,485
           Prepaid expenses and other current assets                     33,593         51,416
                                                                    -----------    -----------
               TOTAL  CURRENT  ASSETS                                    99,262        564,276

           Property  and Equipment Held for Sale                          4,500         10,000
           Deferred income tax asset, net of valuation
                allowance                                                    --              -
           Other Assets                                                   2,298         14,798
                                                                    -----------    -----------
                TOTAL  ASSETS                                       $   106,060    $   589,074
                                                                    ===========    ===========

LIABILITIES  AND  STOCKHOLDERS' EQUITY
  Current Liabilities
           Accounts payable & accrued expenses                           24,803        129,769
                                                                    -----------    -----------
 TOTAL CURRENT LIABILITIES                                          $    24,803    $   129,769
                                                                    -----------    -----------
STOCKHOLDERS' EQUITY
           Preferred stock--$.0001 par value; authorized
               1,000,000 shares, none issued                                 --             --
           Common Stock--$.0001 par  value: authorized 19,000,000
               shares, issued and outstanding 2,950,000 shares              295            295
           Additional paid-in capital                                 5,256,578      5,245,628
           Deficit accumulated during development stage              (5,175,616)    (4,786,618)
                                                                    -----------    -----------
 STOCKHOLDERS'  EQUITY                                                   81,257        459,305
                                                                    -----------    -----------
TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                      $   106,060    $   589,074
                                                                    ===========    ===========


The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Operations

                                                                                                                         Period from
                                                                                                                          August 23,
                                                  Three months      Three months       Six months        Six months    1995 (date of
                                                         Ended             ended            ended             ended       inception)
                                                     September         September        September         September     to September
                                                      30, 1998          30, 1997         30, 1998          30, 1997         30, 1998
                                                   (unaudited)       (unaudited)      (unaudited)       (unaudited)      (unaudited)
                                                  ------------      ------------      -----------       -----------    -------------
Net revenue                                                  -                 -                -           $10,256          $17,945
                                                  ------------      ------------      -----------       -----------    -------------
Selling, general & administrative expenses:
Salaries                                               $59,149          $108,872         $121,596          $233,081       $1,157,116
Research and development                                     -                 -                -                 -          568,855

Professional fees                                       68,966            84,931          175,626           272,235        1,102,653
Payroll taxes and other employee benefits                5,857                 -           13,464                 -          147,674
Rent                                                     5,000             4,978           14,717            14,063          102,143

Depreciation & amortization                                  -            13,331                -            24,722           87,931
Interest expense and financing costs                         -                 -                -                 -          197,290
Interest and dividend income                           (1,351)          (20,170)          (5,390)          (51,805)        (202,836)
Impairment loss on property and equipment                    -                 -                -                 -           94,725
Impairment loss on capitalized software
    development costs                                        -                 -                -                 -          715,344
Other                                                   21,468           129,328           68,985           284,482        1,222,666
                                                  ------------      ------------      -----------       -----------    -------------
Total expenses                                        $159,089          $321,270         $388,998          $776,778       $5,193,561
                                                  ------------      ------------      -----------       -----------    -------------
Net loss                                            ($159,089)        ($321,270)       ($388,998)        ($766,522)     ($5,175,616)
                                                  ============      ============      ===========       ===========    =============
Basic loss per common share                            ($0.05)           ($0.11)          ($0.13)           ($0.26)
                                                  ============      ============      ===========       ===========
Weighted average number of common shares
    outstanding                                      2,950,000         2,950,000        2,950,000         2,950,000
                                                  ============      ============      ===========       ===========


The accompanying notes should be read in conjunction with the financial statements.

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Cash Flows

                                                                                                                Period from
                                                                  Six                      Six                  August 23, 1995
                                                                  months ended             months ended         (inception) to
                                                                  September 30, 1998       September 30, 1997   September 30, 1998
                                                               ------------------------ ---------------------  --------------------
                                                                     (unaudited)          (unaudited)                 (unaudited)
Cash flows from operating activities:
Net Loss                                                                ($388,998)             ($766,522)          ($5,175,616)
Adjustments to reconcile net loss to net cash used in
     operating activities:
Expenses paid by stockholders, contributed to Company                            -                                       12,006
Amortization of deferred compensation expense                                    -                111,957               277,430

Amortization of debt issue costs and discount on
     notes payable                                                               -                      -               190,000

Depreciation and amortization                                                    -                 24,414                87,931
Impairment loss on property and equipment                                        -                      -                94,725
Impairment loss on capitalized software development costs                        -                      -               715,344

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets            17,823               (50,387)              (33,593)
(Increase) decrease in other assets                                         12,500                 14,366                 3,139
Increase in capitalized software development costs                               -              (322,562)             (715,344)
Increase (decrease) in accounts payable and accrued
    expenses                                                             (104,966)              (254,996)                24,803
                                                                      ------------           ------------        --------------

Net cash used in operating activities                                    (463,641)            (1,243,730)           (4,519,175)
                                                                      ------------           ------------        --------------

Cash flows from investing activities:
Purchase of property and equipment                                               -               (45,333)             (156,031)
Proceeds from sales of property and equipment                                5,500                      -                 5,500
Acquisition of intangibles                                                       -                      -               (6,140)
Purchase of available-for-sale securities                                        -                      -           (4,984,826)
Proceeds from sales of available-for-sale securities                       393,485              1,990,091             4,984,826
                                                                      ------------           ------------        --------------
Net cash provided by (used in) investing activities                        398,985              1,944,758             (156,671)
                                                                      ------------           ------------        --------------
Cash flows from financing activities:
Net proceeds from issuance of common stock and warrants                     10,950                      -             4,827,647
Principal payments on obligations under capital leases                           -                      -              (17,632)
Debt issue costs                                                                 -                      -              (25,000)
Deferred offering costs                                                          -                      -              (43,500)
                                                                      ------------           ------------        --------------

Net cash provided from financing activities                                 10,950                      -             4,741,515
                                                                      ------------           ------------        --------------
Net increase (decrease) in cash and cash equivalents                      (53,706)                701,028                     -
Cash and cash equivalents at beginning of period                           119,375                 32,958                     -
                                                                      ------------           ------------        --------------
Cash and cash equivalents at end of period                                 $65,669               $733,986               $65,669
                                                                      ============           ============        ==============
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                         -                      -                $7,290
                                                                      ============           ============        ==============
Supplemental schedule of noncash financing and investing activities:
Contributed property and equipment                                               -                      -               $18,290
                                                                      ============           ============        ==============
Capital lease obligations incurred                                               -                      -               $17,632
                                                                      ============           ============        ==============
(continued on next page)

NETLIVE COMMUNICATIONS, INC.
(a development stage company)
Statement of Cash Flows (continued)

                                                                                                                  Period from
                                                                        Six                 Six                 August 23, 199
                                                                        months ended        months ended        (inception) to
                                                                        September 30, 1998  September 30, 1997  September 30, 1998
                                                                        ------------------  ------------------  ------------------
                                                                            (unaudited)        (unaudited)         (unaudited)
Common stock issued for services related to
    initial public offering                                                              -                   -             $14,875
                                                                                ==========          ==========           =========
Common stock and stock options issued under
    employment agreement and for services                                                -             $60,000          $1,088,750

                                                                                ==========          ==========          ==========
Termination of common stock granted under the
    performance share program and employment agreement                                   -          ($192,500)            $811,320
                                                                                ==========          =========           ==========

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

NOTE 2

PRIVATE PLACEMENT AND PUBLIC OFFERING

During May, 1996, the Company completed a private placement offering of securities in which it issued 200,000 shares of the Company's common stock, $0.001 par value ("Common Stock") at an offering price of $2.50 per share with proceeds to the Company of approximately $376,000, which is net of approximately $124,000 of offering expenses. The Company used a portion of the net proceeds to repay $250,000 of aggregate principal amount of notes payable and approximately $4,500 of interest. The Company recorded a charge to earnings of approximately $165,000 during the quarter ended June 30, 1996 in connection with the repayment of the notes payable.

In August 1996, the Company completed an initial public offering ("IPO") of 950,000 shares of Common Stock at $5.50 per share and 730,000 Company common stock purchase warrants ("Warrants") for $0.10 per Warrant. The net proceeds to the Company, after deducting underwriting commissions and expenses of the offering of approximately $1.1 million, were approximately $4.2 million. Additionally, the Company received net proceeds of approximately $9,500 from the issuance of Warrants and the underwriter's warrant pursuant to an over-allotment option.

NOTE 3

CAPITALIZED SOFTWARE COSTS

Certain software development costs were capitalized in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and are stated at the lower of unamortized cost or net realizable value. Capitalization of software development costs begins upon the establishment of technological feasibility and ends when the product is available for general release to customers. The Company determined that it achieved technological feasibility during April 1997. Amortization of capitalized software development costs shall start when the product is available for general release to customers and will be provided at the greater of the amount computed using (a) the ratio of current gross revenue for a product to the total of current and anticipated future gross revenue or (b) the straight-line method over the remaining estimated economic life of the product. All other research and development expenses, consisting primarily of salaries and consulting fees to support technology and services content development, are expensed as incurred.

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

For purposes of this computation shares of Common Stock issued for nominal consideration prior to the initial filing of the Registration Statement relating to the IPO and shares issuable upon the exercise of all common stock purchase options outstanding issued for nominal consideration, with exercise prices below the IPO price, have been included in weighted average number of shares outstanding, since inception, utilizing the treasury stock method. Common Stock equivalents issued after the IPO are not included in the weighted average number of shares since the effect would be anti-dilutive. The adoption of SFAS No. 128 had no effect on the restatement of net loss per common share for the three month and six month periods ended September 30, 1997. Diluted EPS is not presented since the effect would be anti-dilutive.

NOTE 5

INCOME TAXES

No provision for income taxes has been made for all periods presented since the Company had net operating losses. These net operating losses have resulted in a deferred tax asset at September 30, 1998. Due to the uncertainty regarding the ultimate amount of income tax benefits to be derived from the Company's net operating losses, the Company has recorded a valuation allowance for the entire amount of the deferred tax asset at September 30, 1998.

NOTE 6

EMPLOYEE STOCK OPTIONS AND PERFORMANCE SHARE PROGRAM

During February 1996, the board of directors of the Company adopted the 1996 Stock Option Plan (the "1996 Plan") which authorizes the granting to employees, officers and directors of the Company options to purchase up to an aggregate of 800,000 shares of Common Stock. In May 1996, in connection with an employment agreement, the Company issued options to purchase 100,000 shares of Common Stock to an employee. In connection with the issuance of the options, the Company recorded deferred compensation of $300,000 to reflect the difference between the fair market price of the stock and the exercise price of the options at the date of issuance. The deferred compensation was being amortized over three years, the term of the employment agreement. During the three and six month periods ended September 30, 1997, the Company recorded charges to earnings of $25,000 and $50,000 respectively, for amortization of deferred compensation. In March 1998, in connection with the employee's termination and severance agreement, these options were canceled. Accordingly, the remaining unamortized deferred compensation aggregating $120,834 was reversed to additional paid-in capital.

During February 1997, the board of directors of the Company adopted a restricted stock program which authorized the establishment of a trust and contributed to the trust 300,000 shares of Common Stock that shall be held therein, until distributed to employees, as defined. Shares to be awarded in the name of the employee will have all rights of a stockholder, subject to certain restrictions or forfeitures. During March 1997, 106,000 shares of Common Stock were granted to certain employees. The market value on the date of these grants was $728,750, which had been recorded as deferred compensation and was shown as a separate component of stockholders' equity. Restrictions on these awards expire annually over a five-year period. The deferred compensation was being charged to selling, general and administrative expense over the five-year vesting period. During September 1997, an award for 10,000 shares of Common Stock was made to an employee. The market value on the date of grant was $60,000 which had been recorded as deferred compensation and was shown as a separate component of stockholders' equity. The deferred compensation was being charged to selling, general and administrative expenses over the 13-month vesting period. During the year ended March 31, 1998, previously issued awards relating to 101,233 shares (28,000 shares at September 30, 1997) of Common Stock have been forfeited due to employee departures in connection with the ceasing of operations. Accordingly, the remaining unamortized deferred compensation aggregating $690,486 ($192,500 at September 30, 1997) was reversed to additional paid-in capital. Compensation charged to selling, general and administrative expense was $25,519 and $61,957, respectively, for the three and six month periods ended September 30, 1997.

During October 1997, the board of directors of the Company adopted the 1997 Stock Option Plan (the "1997 Plan") which authorizes the granting to employees, officers and directors of the Company options to purchase up to an aggregate of 600,000 shares of Common Stock. Although the compensation committee of the board of directors has recommended the issuance of 350,000 stock options to the Company's chairman of the board of directors, no board of directors' action regarding such options has been taken at the request of the Company's chairman of the board of directors. The Company's management believes these stock options will not be issued.

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

On March 11, 1998, the Company entered into a non-binding letter of intent to enter into a transaction with an affiliate of Newton Grace Pty. Ltd. ("Newton Grace"). Newton Grace is an Australian corporation engaged in the consumer electric goods business. To preserve resources, the Company's Board of Directors decided that it was necessary to terminate all employees other than those who would be instrumental in efforts to complete the Newton Grace transaction or another similar transaction. Accordingly, on March 13, 1998 the Company terminated the vast majority of its non-executive staff and ceased its historic business operations. During the next six months and continuing through the date hereof, the Company concentrated on winding up its operations, negotiating settlement agreements with departing personnel and others, and conducting due diligence on, and negotiating with the principals of, Newton Grace.

On June 22, 1998, NetLive and its newly-formed Australian subsidiary, Linda Industries Pty Limited, entered into a Stock Purchase and Reorganization Agreement ("Purchase Agreement"), dated as of June 22, 1998, with Playbyrne Investments Pty Limited, Budbox Pty Limited, Newton Grace, Intercorp Group Pty Limited, Hallendon Pty Limited, Geoffrey Russell Player and Vicki Gaye Player (collectively the "Purchasers"). Pursuant to the Purchase Agreement, the Company agreed, in general, to sell to the Purchasers, for $10,000,000 Australian Dollars ("AUD"), newly-issued shares of Common Stock constituting approximately 89% of the total outstanding Common Stock, on a post-transaction basis, and certain shares of preferred stock, convertible into a maximum of 10% of the total outstanding Common Stock (on a post-conversion basis) if certain earnings targets were met. Thus, following conversion of all of the preferred stock, the Purchasers in aggregate would own 90% of the total outstanding Common Stock. The Company and its subsidiary would then utilize such funds, a promissory note and additional funds to be obtained by loan to acquire certain of Newton Grace's operating assets (excluding its cash and certain receivables), subject to the assumption of certain liabilities, for an aggregate purchase price of (AUD) $24,000,000, subject to adjustment.

The Purchase Agreement provided that the Company's current management would prepare proxies to distribute to the Company's stockholders in preparation for a stockholder meeting. In such proxies and at such meeting, the stockholders would have been asked, among other things, to ratify the Purchase Agreement, to approve a reverse stock split and to approve an increase in the number of authorized shares of common and preferred stock. If these measures were approved and if certain other conditions were satisfied, the transaction would have then proceeded to closing.

The transactions contemplated by the Purchase Agreement, and amendments thereto, were subject to the parties fulfilling certain conditions by specified dates. Although active negotiations continued, such conditions were not satisfied by such dates, and thus the Purchase Agreement expired pursuant to its terms.

The Company and the Purchasers are continuing active negotiations in efforts to reach mutually acceptable agreements in light of changed circumstances (the "Contemplated Agreement;" all transactions contemplated therein, collectively the "Contemplated Transaction"). Although no assurance can be given concerning if and when the Contemplated Agreement will be consummated or concerning the provisions thereof, the Company presently anticipates that the general terms of the Contemplated Agreement would be similar to the terms of the Purchase Agreement.

Unlike the Purchase Agreement, however, the Contemplated Agreement contemplates a two-step transaction with the Purchasers. In the first step, the Purchasers would pay (AUD) $10,000,000 for approximately 27.2 million (pre-reverse split) shares of Common Stock; however, they would receive only approximately 13.5 million (pre-reverse split) shares at that stage. Simultaneously, the Company and its subsidiaries would utilize such funds, a promissory note and additional funds to be obtained by loan (collectively, the "Asset Purchase Funds") to acquire certain of Newton Grace's operating assets (excluding its cash and certain receivables), subject to the assumption of certain liabilities, for an aggregate purchase price of approximately (AUD) $22,000,000, subject to adjustment. Simultaneous with the first stage of the Contemplated Transaction, the Company additionally contemplates a sale of 450,000 newly-issued (pre-reverse split) shares of Common Stock to a private investor for (U.S.) $150,000. The Company's current officers and directors, with the exception of Adam Goldberg, a member of the Company's board of directors, would resign from their officer and director positions at that point. As such, the Company would effect a change in business and change in control at closing of the first stage.

Following the closing of the first stage, the Company's new management would prepare proxies to distribute to the Company's stockholders in preparation for a stockholder meeting. In such proxies and at such meeting, the stockholders would be asked, among other things, to ratify the Contemplated Transaction, to approve an approximate 3.4 to 1 reverse stock split and to approve an increase in the number of authorized shares of common and preferred stock. In light of the issuance of the 13.5 million shares of Common Stock to the Purchasers in the first stage, the ratification of such measures would be virtually assured.

Assuming such measures were passed, the Purchasers would then be issued, pursuant to the second step of the Contemplated Agreement, the balance of the
27.2 million shares of Common Stock that they purchased--i.e., the equivalent of approximately 13.7 million pre-reverse split shares of Common Stock. In the second stage, the Purchasers would also receive certain shares of preferred stock that would be convertible, assuming certain earnings targets are met by the Company, into a maximum of the equivalent of approximately 3.4 million pre-reverse split shares of Common Stock.

Consummation of the Contemplated Transactions is dependent, among other things, upon the Company obtaining certain financing (the "Financing"), including a
(AUD) $10,000,000 loan necessary to raise the Asset Purchase Funds. National Australia Bank Limited (the "Bank") has issued a letter of offer to the Company's Australian subsidiary, Linda Industries Pty Limited, tentatively agreeing to provide the Financing. The Bank's approval of the Financing, however, is subject to the satisfaction of various conditions. No assurance can be given that the parties will fulfill such conditions or that the Company will succeed in obtaining the Financing required to complete the Contemplated Transactions.

On September 29, 1998, the Company received a letter from The Nasdaq Stock Market, Inc. ("Nasdaq") regarding the listing of the Common Stock and Warrants. In the letter, Nasdaq indicated, as previously announced and notwithstanding the Company's efforts, that such securities would be de-listed from The Nasdaq SmallCap Market effective at the close of the business day on September 29, 1998. The Common Stock and Warrants are currently listed on the OTC-Bulletin Board under the symbols NETL and NETLW, respectively.

During the three and six months ended September 30, 1998, the Company directed a significant part of its efforts toward completing the Purchase Agreement and the Contemplated Agreement. Based on this strategy, the Company directed a significant percentage of its capital reserves towards operating expenses and towards non-operating expenses associated with the Contemplated Transaction. Net losses were $159,089 and $388,998 during the three and six months ended September 30, 1998, as compared to $321,270 and $766,522 during the three and six months ended September 30, 1997. Net loss per share was $0.05 and $0.13 during the three and six months ended September 30, 1998, as compared to $0.11 and $0.26 during the three and six months ended September 30, 1997.

The Company has incurred net losses since inception through the quarter ended September 30, 1998. As of September 30, 1998, the Company had an accumulated deficit during the development stage of $5,175,616. The Company's survival is dependent upon the consummation of the Contemplated Transaction or a similar transaction in the near or immediate future.

As the Company has ceased its historic business operations, it does not anticipate any material effect from, nor has it set aside any reserves for, potential year 2000 programming flaws.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, General and Administrative expenses consist primarily of expenses for administration, office operations, finance and general management activities, including legal, accounting and other professional fees. Selling, general and administrative expenses were $159,089 and $388,998 for the three and six months ended September 30, 1998, as compared to $321,270 and $776,778 for the three and six months ended September 30, 1997. Included in Selling, General and Administrative expenses are salaries aggregating $59,149 and $121,596 for three and six months ended September 30, 1998, as compared to $108,872 and $233,081 for the three and six months ended September 30, 1997. Such decrease is attributable to the reduction of the Company's administrative staff.

PROVISION FOR INCOME TAXES

The Company has no provision for income taxes for all periods presented since it incurred net losses for such periods.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and cash equivalents and marketable securities aggregated $65,669 at September 30, 1998, as compared to $1,728,721 at September 30, 1997. Net cash used in operations was $463,641for the six months ended September 30, 1998, as compared to $1,243,730 for the six months ended September 30, 1997. The reduction in net cash used in operations from period to period was primarily attributable to the reduction of costs associated with ceasing historic operations.

The uses of cash during the quarter ended September 30, 1998 were financed mainly by the sale in August 1996, of 950,000 shares of Common Stock and 730,000 Warrants which resulted in proceeds of $4.2 million, net of offering expenses, as well as the sale, in May 1996 of 200,000 shares of Common Stock in a private placement which resulted in proceeds of $376,000, net of offering expenses. Additionally, the Company received net proceeds of approximately $9,500 from the issuance of Warrants and the underwriter's warrant pursuant to an over-allotment option.

Net cash provided by investing activities was $398,985 for the six months ended September 30, 1998, as compared to $1,944,758 for the six months ended September 30, 1997. The change in investing activities was due to proceeds from sales of available for sale securities. Such cash was provided primarily by the proceeds of the Company's initial public offering.

Net cash provided by financing activities was $10,950 for the six months ended September 30, 1998, as compared to zero for the six months ended September 30, 1997. Such cash was provided by the May Davis Group, Inc.'s exercise of the portion of its Underwriter's Warrant entitling it to purchase 73,000 Warrants for $0.15 each.

Pursuant to the Company's current plan of operation, the Company does not expect any purchase of plant or significant equipment during fiscal 1999.

The Company's management has substantial doubts about the Company's ability to continue as a going concern, whether the Financing and the Contemplated Transactions will be consummated, and whether the Company's existing cash and marketable securities will be sufficient to fund the Company's operations until the Financing and Contemplated Transaction are consummated. Because of the lack of resources, both members of the Company's management have been deferring their salary since early October 1998. There can be no assurance that the Company's capital resources will be sufficient to meet its operating needs. If such capital resources are not sufficient, material adverse consequences would result. There is a substantial likelihood that such consequences would involve liquidation of the Company, which would likely result in loss to investors of all or a substantial portion of their investment.

PART II: OTHER INFORMATION

ITEMS 1 THROUGH 5, INCLUSIVE, ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits: The following exhibits are filed herewith or incorporated herein by reference:


Exhibit
Number   Name of Exhibit
-------  --------------------

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

None.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            NETLIVE COMMUNICATIONS, INC.


Date:    11/19/98                    By: /s/ Michael Kharitonov
------------------------------       --------------------------------------
                                     Michael Kharitonov
                                     Chief Executive Officer and
                                     President




Date:    11/19/98                    By: /s/ Andrew Schwartz
------------------------------       ---------------------------------------
                                     Andrew Schwartz
                                     Chief Financial Officer, Treasurer
                                     and Secretary (Principal Accounting
                                     and Financial Officer)