Form 10QSB
period 1998-12-31
NETLIVE COMMUNICATIONS INC
filed 1999-02-19
CIK 1013277

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 1998

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT

For the transition period from __________ to ___________.

Commission File No. 1-12021.


                          NETLIVE COMMUNICATIONS, INC.
        (Exact name of Small Business Issuer as Specified in its Charter)


           Delaware                              13-3848652
(State or other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)


                    330 16th Street, Brooklyn, New York 11215
                    (Address of Principal Executive Offices)

                                 (212) 343-7082
                (Issuer's Telephone Number, Including Area Code)


              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of February 16, 1999: 16,899,359

                          NETLIVE COMMUNICATIONS, INC.


                                      INDEX


                                                                 Page

Part I - Financial Information

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets at
                     December 31, 1998 and
                     June 30, 1998...............................  1

                  Consolidated Statements of Operations
                     for the Six Months Ended
                     December 31, 1998 and 1997..................  2

                  Consolidated Statements of Operations
                     for the Three Months Ended
                     December 31, 1998 and 1997..................  2

                  Consolidated Statements of Cash Flows
                     for the Six Months Ended
                     December 31, 1998 and 1997..................  3

                  Notes to Consolidated Financial Statements.....  4

Item 2.           Management's Discussion and Analysis or Plan
                     of Operation................................  6


Part II - Other Information

Item 2.           Changes in Securities and Use of Proceeds...... 11

Item 6.           Exhibits and Reports on Form 8-K............... 11


Signatures









                                       (i)

                                                 PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

                                   NETLIVE COMMUNICATIONS, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------



                                                    DECEMBER 31,            JUNE 30,
                                                           1998                 1998
--------------------------------------------------------------------------------------
                                                   (unaudited)                (audited)
ASSETS

Current Assets:
  Cash and cash equivalents                       $      63,991        $         311
  Restricted cash                                                          9,099,000
  Accounts receivable, net                              396,949            2,618,952
  Due from related parties                            1,309,066              846,182
  Investments                                           118,480              235,819
  Inventories                                         5,023,542            3,582,617
  Deferred tax asset                                    157,020              -
  Prepaid expenses                                      256,609              403,101
--------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                            7,325,657           16,785,982

Property, Plant and Equipment, net                    1,740,882            1,447,790

Intangible Assets                                     3,297,626            3,353,347

Deferred Tax Asset                                       20,995               37,397
--------------------------------------------------------------------------------------
      TOTAL ASSETS                                  $12,385,160          $21,624,516
======================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Bank overdraft                                  $     745,829         $    135,321
  Note payable - bank                                 6,123,000              -
  Note payable - seller                               1,177,490              -
  Accounts payable and accrued                        1,305,376            1,572,970
  Income taxes payable                                  137,812              393,254
  Deferred tax liability                                -                     48,661
  Current portion of capital leases                      87,596               15,837
  Other current liabilities                             148,508              161,097
--------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                       9,725,611             2,327,140

Capital leases, net of current portion                  235,117               65,799
--------------------------------------------------------------------------------------
      TOTAL LIABILITIES                               9,960,728             2,392,939
--------------------------------------------------------------------------------------

Stockholders' Equity:
  Capital stock                                             900                  800
  Convertible preferred stock                               340              -
  Additional paid-in capital                          5,072,787            5,074,020
  Retained earnings                                   1,541,197           17,459,071
  Foreign currency translation adjustment            (4,190,792)          (3,302,314)
--------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                      2,424,432           19,231,577
--------------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $12,385,160          $21,624,516
======================================================================================

                                        The accompanying notes should be read in
                          conjunction with the consolidated financial statements

                                   NETLIVE COMMUNICATIONS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------


                                                       SIX MONTHS ENDED                         THREE MONTHS ENDED
                                                          DECEMBER 31,                             DECEMBER 31,
                                                    1998               1997                 1998              1997
------------------------------------------------------------------------------------------------------------------------
                                                           (unaudited)                              (unaudited)
Net sales                                            $2,233,923    $2,813,411          $   712,673           $1,070,351

Cost of goods sold                                    1,953,037     1,948,838              877,409              653,567
------------------------------------------------------------------------------------------------------------------------
Gross profit (loss)                                     280,886       864,573             (164,736)             416,784
------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative
 expenses                                             1,092,681       787,644              541,620              401,876

Amortization expense                                     86,617         -                   42,871               -
------------------------------------------------------------------------------------------------------------------------
Total operating expenses                              1,179,298       787,644              584,491              401,876
------------------------------------------------------------------------------------------------------------------------

Net income (loss) from operations                      (898,412)       76,929             (749,227)              14,908
------------------------------------------------------------------------------------------------------------------------

Other expense (income):
  Interest expense                                       28,870         5,521               28,870                1,070
  Interest income                                      (240,155)     (301,819)            (102,764)             (58,490)
------------------------------------------------------------------------------------------------------------------------
                                                       (211,285)     (296,298)             (73,894)             (57,420)
------------------------------------------------------------------------------------------------------------------------

Net income (loss) before provision
 (benefit) for income taxes                            (687,127)      373,227             (675,333)             72,328

Provision (benefit) for income taxes                   (187,982)      134,362             (214,986)             26,039
------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                     $(499,145)     $238,865            $(460,347)            $46,289
========================================================================================================================

Basic income (loss) per common share                     ($0.06)        $0.03               ($0.06)              $0.01
========================================================================================================================

Weighted average number of
 common shares outstanding                            8,000,000     8,000,000            8,000,000           8,000,000
========================================================================================================================

                                        The accompanying notes should be read in
                          conjunction with the consolidated financial statements

                                   NETLIVE COMMUNICATIONS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                             SIX MONTHS ENDED
                                                                                               DECEMBER 31,
                                                                                    1998                          1997
------------------------------------------------------------------------------------------------------------------------



Cash flows from operating activities:
  Receipts from customers                                                  $   4,463,908                 $   7,207,204
  Payments to suppliers and employees                                         (4,407,594)                   (6,168,045)
  Interest received                                                              240,155                       301,819
  Interest paid                                                                  (47,073)                       (5,521)
  Income taxes paid                                                             (257,220)                     (275,114)
------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (7,824)                    1,060,343
------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                    (324,179)                      -
  Proceeds from sales of property, plant and equipmen                               -                        1,202,216
  Net proceeds from investments                                                  118,670                       466,005
  Net payments from related parties                                             (328,189)                   (2,303,708)
  (Payments) proceeds from restricted cash                                     9,116,529                    (10,700,287)
------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      8,582,831                    (11,335,774)
------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Increase in bank overdraft                                                     604,727                       292,169
  Dividends paid                                                             (16,417,019)                      -
  Proceeds from note payable - bank                                            6,123,000                       -
  Increase in due to seller                                                    1,177,490                       -
------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (8,511,802)                      292,169
------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                              469                      (500,381)
------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                              63,674                   (10,483,643)

Cash and cash equivalents at beginning of year                                       317                    10,484,302
------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                   $      63,991                $          659
========================================================================================================================

Reconciliation of net income to net cash provided by operating activities:
  Net income (loss)                                                             (499,145)                      238,865
  Adjustments to reconcile net income (loss) to net cash provided by
   (used in) operating activities:
    Depreciation and amortization                                                135,352                        37,454
    Gain on sale of property, plant and equipment                                 (2,000)                     -
    Decrease in accounts receivable                                            2,230,101                     4,394,085
    Increase in inventories                                                   (1,396,918)                   (3,145,035)
    Decrease in prepaid expenses                                                  25,792                        20,525
    Decrease in accounts payable                                                 (35,755)                     (344,736)
    Decrease in income taxes payable                                            (465,251)                     (140,815)
------------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  $      (7,824)                $   1,060,343
========================================================================================================================

                                        The accompanying notes should be read in
                          conjunction with the consolidated financial statements

                                   NETLIVE COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   BASIS OF                 The accompanying unaudited consolidated financial
     PRESENTATION             statements have been prepared in accordance with
     AND BUSINESS             generally accepted accounting principles and
     COMBINATION:             reflect all adjustments (consisting of normal
                              recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of NetLive Communications,
                              Inc. ("NetLive" or the "Company") as of March 31,
                              1998 and for the year then ended and the notes thereto included in the Company's Form 10-KSB and amendment thereto and Form 8-K dated December 10, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect.

                              In December 1998, NetLive formed two wholly owned Australian subsidiaries, Linda Industries Pty Limited ("Linda") and Modara Oaks Pty Limited ("Modara").

                              Effective December 31, 1998, NetLive, a
                              substantially inactive company subject to the reporting requirements of the Securities and Exchange Act of 1934, sold 8,000,000 shares of common stock and 1,000,000 shares of convertible preferred stock, as adjusted for a 1-for-3.4 reverse stock split, to several Australian purchasers including Newton Grace Pty Limited ("Newton Grace") and the shareholders of Newton Grace (the "Purchasers") for $10,000,000 Australian Dollars ("AUD"). Simultaneously, Linda and Modara purchased (the "Asset Purchase") the operating assets (excluding cash and certain receivables) and registered trademarks (collectively the "Assets") of Newton Grace for AUD $21,923,060. The Asset Purchase was funded in part by an AUD $10,000,000 loan from National Australia Bank Limited and an AUD $1,923,060 note payable to the seller, subject to adjustment.

                              This business combination has been accounted for as a reverse acquisition whereby NetLive is being treated as being acquired in a purchase transaction by Newton Grace, as control rests with the former Newton Grace shareholders.

                              Although prior to its acquisition by the Purchasers, NetLive had been the Registrant, the comparative financial statements of Newton Grace are presented since such entity is deemed to be the purchaser in a business combination accounted for as a purchase. Accordingly, the Registrant will now be reporting on a June 30 year-end. In addition there have been no significant changes of accounting policy since June 30, 1998.


2.   SUMMARY OF               In accordance with Statement of Financial
     SIGNIFICANT              Accounting Standards ("SFAS") No. 52, Foreign
     ACCOUNTING               Currency Translation, the financial position and
     POLICIES:                results of operations of the Company are measured
                              using local currency as the functional currency.
                              Assets and liabilities have been translated at current exchange rates, and related revenue and expenses have been translated at average monthly

                                   NETLIVE COMMUNICATIONS, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                              exchange rates. The aggregate effect of
                              translation gains and losses has been deferred and is reflected as a separate component of stockholders' equity until there is a sale or liquidation of the underlying foreign investment.

                              The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                              In February 1997, the Financing Accounting
                              Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be anti-dilutive.


3.    NOTES PAYABLE:          The note payable-bank bears interest at the bank's
                              lending rate (5.00% at December 31, 1998) and additionally requires a facility fee equal to 1.25% per annum, as defined. The note is due and payable on June 30, 1999. The note is collateralized by all of Linda's assets and guaranteed by NetLive. The bank also provided an AUD $1,600,000 line of credit to Linda which expires June 30, 1999 with interest currently at 8.5% per annum plus 1% to 3.5% based on outstanding balances, as defined.

                              As part of the Asset Purchase, Linda issued a promissory note payable to Newton Grace. The note is non-interest bearing, due upon demand and subject to certain adjustments, as defined.

Item 2.          Management's Discussion and Analysis
                 or Plan of Operation

GENERAL

On December 10, 1998, NetLive Communications, Inc., a Delaware corporation (the "Registrant") sold shares of its Common Stock, $.0001 par value per share, and non-voting Series A Convertible Preferred Stock which in the aggregate would equal, when fully issued and converted, approximately ninety percent (90%) of the Common Stock to several Australian purchasers, including Newton Grace Pty Limited, an Australian corporation ("Newton Grace"). Simultaneously with such purchase, Newton Grace sold all of the operating assets of its consumer electric goods business to two wholly-owned Australian subsidiaries of the Registrant.

For accounting purposes, these transactions (the "Transactions") are treated as a reverse merger in which Newton Grace becomes the accounting acquirer and the historical financial statements of Newton Grace replace those of the Registrant. Accordingly, the Registrant will now be reporting on a June 30 year end. The Newton Grace financial statements presented in this report have been adjusted to reflect the Common Stock and Preferred Stock of the Registrant as if the Transactions were consummated and completed on December 31, 1998.

The financial statements presented in this report are expressed in United States dollars (US Dollars or US$). To quantify the impact of foreign currency fluctuations on the results of operations, comparative information is expressed on a percentage basis for both US Dollars and Australian Dollars (AUD or A$). The Australian Dollar percentages reflect operational changes between comparable periods while differences between Australian Dollar percentages and US Dollar percentages also reflect foreign currency fluctuations.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1998 TO THE SIX MONTHS ENDED DECEMBER 31, 1997

Net sales decreased by 20.6% (6.8% in AUD) to $2,233,923 for the six months ended December 31, 1998 from $2,813,411 for the comparable period in 1997. This decrease in sales is attributable to changes in Newton Grace's product line (development of new products and termination of certain existing products) and delays in commissioning tooling of a new kettle product. Notwithstanding this decrease in sales, cost of goods sold increased by 0.2% (17.6% in AUD) for the six months ended December 31, 1998 as compared to 1997 primarily due to the additional manufacturing overheads and production inefficiencies caused by the upgrading of the kettle product range. The Registrant believes that this trend will be reversed during the second half-year as the new product range is brought into production. As a result, gross profit declined by 67.5% (61.9% in AUD) to $280,886 in 1998 from $864,573 in 1997. Gross margin was 12.6% (12.6% in AUD)
and 30.7% (30.7% in AUD) of sales for the six months ended December 31, 1998 and 1997, respectively. The decrease in gross margins was attributable to the combination of decreased sales volume and increased cost of goods sold.

Operating expenses increased by 49.7% (75.7% in AUD) in 1998 from 1997 due to additional management personnel, legal costs, accounting fees, consulting fees, trade customer discounts, bank overdraft interest, and other costs associated with the Transactions.

For the six months ended December 31, 1998, the Registrant recognized a net loss from operations of ($898,412) as contrasted to net income of $76,929 in 1997.

Interest income in 1998 declined by 20.4% (6.6% in AUD) from the comparable period in 1997, increasing the decline in comparable operating results. Interest income decreased due to lower interest rates and lower balances on deposit. The resulting benefit for income tax purposes ($187,982) of the net loss in 1998 as compared to $134,362 of income tax expense in 1997 was a moderating influence so that a net loss of ($499,145) was recognized in the 1998 period as contrasted to net income of $238,865 in 1997.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1998 TO THE THREE MONTHS ENDED DECEMBER 31, 1997

Net sales decreased by 33.4% (22.7% in AUD) to $712,673 for the three months ended December 31, 1998 from $1,070,351 for the comparable period in 1997. This decrease in sales is attributable to changes in Newton Grace's product line (development of new products and termination of certain existing products) and delays in commissioning a new kettle product tooling. Cost of goods sold increased by 34.2% (54.5% in AUD) for the three months ended December 31, 1998 as compared to 1997 because of higher labor costs, warehouse rental, and other manufacturing costs. As a result, Registrant realized a gross loss of ($164,736) in 1998 as compared to gross profit of $416,784 in 1997. The loss in 1998 was attributable to the decrease in sales and the increase in cost of goods sold.

Operating expenses increased by 45.4% (67.1% in AUD) in 1998 from 1997 because of additional management personnel, legal costs, accounting fees, consulting fees, trade customer discounts, bank overdraft interest, and other costs associated with the Transactions. For the three months ended December 31, 1998 the Registrant recognized a net loss from operations of ($749,227) as contrasted to net income of $14,908 in 1997. This net operating loss is primarily attributable to the reduced sales, increased cost of goods sold, and increased operating costs as described above.

Interest income in 1998 increased by 75.7% (102.5% in AUD) from the comparable period in 1997, reducing the decline in comparable operating results, because of interest received by Newton Grace from an affiliate. The resulting benefit for income tax purposes ($214,986) of the net loss in 1998 as compared to $26,039 of income tax expense in 1997 was a further moderating influence, so that a net loss of ($460,347) was recognized in the 1998 period as contrasted to net income of $46,289 in 1997.

LIQUIDITY AND CAPITAL RESOURCES

As described above, the financial statements included in this Report are the historical financial statements of Newton Grace, a privately-held Australian company, adjusted to reflect the Registrant's Common Stock and Preferred Stock as if the Transactions were completed on December 31, 1998. At December 31, 1998 the consolidated balance sheet shows current assets of $7,325,657 and cash and cash equivalents and accounts receivable of $460,940 as contrasted to total liabilities of $9,960,728 and current liabilities (excluding deferred tax liability and current portions of capital leases) of $9,638,015, respectively. Accordingly, this balance sheet shows a working capital deficit of $2,399,953.

Net cash provided by (used in) operating activities was ($7,824) and $1,060,343 for the six months ended December 31, 1998 and 1997, respectively. This decline is attributable to the combination of (i) a 38.1% decrease (27.3% in AUD) in receipts from customers more than offsetting a 28.5% decrease (16.1% in AUD) in payments to suppliers, and (ii) a 20.4% decrease (6.6% in AUD) in interest earned. Customer receipts declined in the 1998 period from 1997 due to the combination of lower sales and Newton Grace's implementation in the quarter ended June 30, 1998 of an early payment settlement discount of four to five percent. This early payment discount had the effect of shifting receipts to a prior reporting period. The decrease in payments to suppliers was attributable to lower sales achieved in 1998 as compared to the six month period ended December 31, 1997.

Net cash provided by (used in) investing was $8,582,831 in 1998 and ($11,335,774) in 1997. This difference in comparable periods is primarily attributable to the investment of $10,700,287 in a restricted term deposit in 1997 and the receipt of $9,116,529 of proceeds from such term deposit in 1998.

Net cash provided by (used in) financing activities was ($8,511,802) and $292,169 for the six months ended December 31, 1998 and 1997, respectively. Such use of cash in 1998 is primarily due to the excess of $16,417,019 in dividends paid to Newton Grace's shareholder over $7,300,490 in proceeds from bank debt and purchaser debt in connection with Newton Grace's sale of its operating assets to Linda Industries Pty Ltd., an Australian subsidiary of the Registrant.

Pursuant to the terms of Overdraft and Multi-Option facilities (the "Overdraft and Multi-Option Facilities"), dated February 9, 1999 between National Australia Bank Limited (the "NAB") and Linda, as detailed in a letter of offer of the NAB to Linda, dated February 9, 1999, Linda may borrow up to AUD $1,200,000 under the Overdraft Facility in the form of a revolving credit line at NAB's base variable rate (currently 8.50% per annum), plus a margin of 1.0% per annum on balances up to AUD $500,000 and 3.5% per annum on balances over such amount, calculated daily and payable monthly in arrears. The Overdraft Facility also requires payment of a line fee equal to 0.8% per annum, payable semi-annually. In addition, AUD $400,000 may be utilized by Linda under the Multi-Option Facility in any combination of a documentary letter of credit facility, a leasing facility or an encashment negotiation advice facility. Certain negotiation fees were payable and ongoing annual fees are payable by Linda to the NAB under the Overdraft and Multi-Option Facilities. The purpose of the Overdraft and Multi-Option Facilities are to provide for day-to-day working capital requirements of Linda's business, enable the importing and exporting of goods and enable the leasing of equipment used for "business purposes" and the assignment of exiting leases from Newton Grace. The Overdraft and Multi-Option Facilities expire on June 30, 1999. As of February 18, 1999, AUD $1,332,000 was outstanding under the Overdraft and Multi-Option Facilities.

In order to assist Linda with the purchase of the assets of Newton Grace, the NAB and Linda have also entered into a Bills Accepted/Discounted (Floating) facility (the "Bill Facility"), pursuant to which Linda borrowed AUD $10 million. The interest rate payable by Linda under the Bill Facility floats at NAB's rate for Bank Accepted Bills, which rate currently is approximately 5.0% per annum. The Bill Facility also requires Linda to pay a facility fee of 1.25% per annum to the NAB, payable quarterly in advance. Amounts outstanding under the Bill Facility mature on June 30, 1999.

The Overdraft and Multi-Option Facilities and the Bill Facility (collectively, the "NAB Facilities") are secured by (i) liens over all of the assets of Linda (in the form of registered charges over all assets in Australia), (ii) a guarantee and indemnity to the NAB for AUD $11.6 million from the Registrant supported by liens over all of its assets and (iii) guarantees and indemnities to the NAB for AUD $11.6 million from Newton Grace and affiliated persons, certain of which are supported by liens over all of their respective assets, including over the shares of common stock of the Registrant held by each of the foregoing guarantors.

Registrant anticipates that it will be able to meet its cash requirements for fiscal 1999 with a combination of cash flow from operations, current cash balances, and/or borrowings under the NAB Facilities.

"YEAR 2000" PROBLEM. The Registrant is aware of the issues associated with the programming code in existing computer systems acquired from Newton Grace by Linda as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the latter two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. Registrant has upgraded its computers and believes that they are Year 2000 compliant and that the "Year 2000" problem will not have a material adverse effect upon the Company.

                           PART II - OTHER INFORMATION



ITEM 2.          CHANGES IN SECURITIES.

                 (c) On December 10, 1998, pursuant to an Amended and Restated Stock Purchase and Reorganization Agreement (the "Agreement"), the Registrant sold to a group of Australian purchasers, including Newton Grace, for AUD $10,000,000, an aggregate of (i) 27,200,000 shares of Common Stock (pre-reverse split) and (ii) 3,400,000 shares of Preferred Stock (pre-reverse split). Because the Registrant does not have a sufficient number of authorized shares of Common Stock or Preferred Stock to issue all of such shares, the Registrant only was able to issue to the purchasers 13,499,359 shares of Common Stock (pre-reverse split). Upon obtaining shareholders' approval and after taking into account a
3.4 to 1 reverse split, the Registrant will issue the balance of such shares to the purchasers so that there will be issued and outstanding 9,000,000 shares of Common Stock (of which 8,000,000 will be owned by the purchasers and their assignees) and 1,000,000 shares of preferred stock (owned by the purchasers).

                  In connection with the Agreement, the Registrant also sold 450,000 shares of Common Stock (on a pre-reverse split basis) to an individual investor for a total consideration of US$150,000.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

                 (A)       EXHIBITS

                 27.       Financial Data Schedule

                 (B)       REPORTS ON FORM 8-K

     During the quarter ended December 31, 1998, the Registrant filed a Report on Form 8-K dated December 10, 1998 detailing a change in control of the Registrant in connection with the Agreement. Financial Statements will be filed by amendment to the Report on Form 8-K.

                                   SIGNATURES



         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            NETLIVE COMMUNICATIONS, INC.
                                            (Registrant)


                                            /s/Geoffrey R. Player
                                            ----------------------------------
                                            Geoffrey R. Player
                                            President and Director
                                            (Chief Executive Officer and
                                            Chief Financial Officer)

Date:  February 18, 1999