Form 10QSB
period 1999-03-31
LINDATECH INC
filed 1999-05-20
CIK 1013277

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     EXCHANGE ACT

For the transition period from          to          .
                               ---------  ----------
Commission File No. 1-12021.


                                 LINDATECH INC.
                 ----------------------------------------------
        (Exact name of Small Business Issuer as Specified in its Charter)


           Delaware                                     13-3848652
-------------------------------                    --------------------
(State or other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                      Identification No.)


          One World Trade Center, 87th Floor, New York, New York 10048
-------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (212) 321-9531
-------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         NetLive Communications, Inc., 330 16th St., Brooklyn, NY 11215
-------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X    No
                                                            -------     ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 19, 1999: 9,000,000

                                 LINDATECH INC.

                                      INDEX

                                                                   Page
                                                                   ----
Part I - Financial Information

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets at
                     March 31, 1999 and
                     June 30, 1998...............................     1

                  Consolidated Statements of Operations
                     for the Nine Months Ended
                     March 31, 1999 and 1998.....................     2


                  Consolidated Statements of Operations
                     for the Three Months Ended
                     March 31, 1999 and 1998.....................     2

                  Consolidated Statements of Cash Flows
                     for the Nine Months Ended
                     March 31, 1999 and 1998.....................     3

                  Notes to Consolidated Financial Statements.....     4

Item 2.           Management's Discussion and Analysis or Plan
                     of Operation................................     6


Part II - Other Information

Item 6.           Exhibits and Reports on Form 8-K...............    11


Signatures


                                       (i)

                                                 LINDATECH INC. AND SUBSIDIARIES
                                         (FORMERLY NETLIVE COMMUNICATIONS, INC.)


                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                         MARCH 31,             JUNE 30,
                                                                                            1999                 1998
----------------------------------------------------------------------------------------------------------------------
                                                                                      (unaudited)            (audited)
ASSETS

Current Assets:
  Cash and cash equivalents                                                           $       632          $       311
  Restricted cash                                                                           -                9,099,000
  Accounts receivable, net                                                              1,953,185            2,618,952
  Due from related parties                                                                799,207              846,182
  Investments                                                                              50,520              235,819
  Inventories                                                                           4,622,976            3,582,617
  Deferred tax asset                                                                       66,827                -
  Prepaid expenses                                                                         24,606              403,101
----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                              7,517,953           16,785,982

Property, Plant and Equipment, net                                                      2,079,079            1,447,790

Intangible Assets                                                                       3,199,094            3,353,347

Deferred Tax Asset                                                                         16,214               37,397
----------------------------------------------------------------------------------------------------------------------
      TOTAL ASSETS                                                                    $12,812,340          $21,624,516
======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Bank overdraft                                                                      $ 1,187,574          $   135,321
  Note payable - bank                                                                   6,315,000                -
  Accounts payable and accrued expenses                                                 1,346,960            1,572,970
  Income taxes payable                                                                     22,692              393,254
  Deferred tax liability                                                                    -                   48,661
  Current portion of capital leases                                                       206,037               15,837
  Other current liabilities                                                               573,343              161,097
----------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                         9,651,606            2,327,140

Capital Leases, net of current portion                                                    347,078               65,799
----------------------------------------------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                                 9,998,684            2,392,939
----------------------------------------------------------------------------------------------------------------------

Stockholders' Equity:
  Capital stock                                                                               900                  800
  Convertible preferred stock                                                                 100                -
  Additional paid-in capital                                                            5,073,027            5,074,020
  Retained earnings                                                                     1,133,019           17,459,071
  Foreign currency translation adjustment                                              (3,393,390)          (3,302,314)
----------------------------------------------------------------------------------------------------------------------
      STOCKHOLDERS' EQUITY                                                              2,813,656           19,231,577
----------------------------------------------------------------------------------------------------------------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $12,812,340          $21,624,516
======================================================================================================================

The accompanying notes should be read in conjunction with the consolidated financial statements

                                                 LINDATECH INC. AND SUBSIDIARIES
                                         (FORMERLY NETLIVE COMMUNICATIONS, INC.)

                                           CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

                                                    NINE-MONTH PERIOD ENDED                THREE-MONTH PERIOD ENDED
                                                            MARCH 31,                               MARCH 31,
                                                    1999               1998                 1999              1998
----------------------------------------------------------------------------------------------------------------------
                                                           (unaudited)                             (unaudited)
Net sales                                        $ 5,273,802        $6,192,789           $3,039,879         $3,379,378

Cost of goods sold                                 4,098,460         4,116,684            2,145,423          2,167,846
----------------------------------------------------------------------------------------------------------------------
Gross profit                                       1,175,342         2,076,105              894,456          1,211,532
----------------------------------------------------------------------------------------------------------------------

Selling, general and administrative
 expenses                                          2,132,097         1,254,374            1,039,416            466,730

Amortization expense                                 196,573             2,620              109,956              2,620
----------------------------------------------------------------------------------------------------------------------
Total operating expenses                           2,328,670         1,256,994            1,149,372            469,350
----------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                     (1,153,328)          819,111             (254,916)           742,182
----------------------------------------------------------------------------------------------------------------------

Other expense (income):
  Interest expense                                   118,631            22,988               89,761             17,467
  Interest income                                   (240,195)         (429,198)                 (40)          (127,379)
----------------------------------------------------------------------------------------------------------------------
                                                    (121,564)         (406,210)              89,721           (109,912)
----------------------------------------------------------------------------------------------------------------------

Income (loss) before provision (benefit)
 for income taxes                                 (1,031,764)        1,225,321             (344,637)           852,094

Provision (benefit) for income taxes                (124,441)          441,116               63,541            306,754
----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                $  (907,323)       $  784,205           $ (408,178)        $  545,340
======================================================================================================================

Basic income (loss) per common share             $      (.11)       $      .10           $     (.05)        $      .07
======================================================================================================================

Weighted-average number of
 common shares outstanding                         8,333,333         8,000,000            9,000,000          8,000,000
======================================================================================================================

The accompanying notes should be read in conjunction with the consolidated financial statements

                                                 LINDATECH INC. AND SUBSIDIARIES
                                         (FORMERLY NETLIVE COMMUNICATIONS, INC.)

                                            CONSOLIDATED STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

NINE-MONTH PERIOD ENDED MARCH 31,                                                          1999                   1998
----------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Receipts from customers                                                          $  6,150,969           $  9,314,014
  Payments to suppliers and employees                                                (5,931,256)            (8,256,602)
  Interest received                                                                     249,677                434,628
  Interest paid                                                                        (158,556)               (42,852)
  Income taxes paid                                                                    (259,476)              (312,612)
----------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                          51,358              1,136,576
----------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of property, plant and equipment                                           (478,540)                (9,196)
  Proceeds from sale of property and equipment                                            -                  1,182,916
  Net proceeds from investments                                                         119,711                458,524
  Net payments from related parties                                                     (17,494)            (1,120,258)
  Payment for security deposit                                                          (49,048)               (21,057)
  Proceeds from restricted cash                                                       9,196,500            (10,528,500)
----------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             8,771,129            (10,037,571)
----------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Increase in bank overdraft                                                          1,079,655                153,125
  Dividends paid                                                                    (16,496,990)                 -
  Proceeds from note payable - bank                                                   6,123,000                  -
  Repayment of note payable - seller                                                   (641,731)                 -
----------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                            (9,936,066)               153,125
----------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                               1,113,900             (1,736,093)
----------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                        321            (10,483,963)

Cash and cash equivalents at beginning of period                                            311             10,484,302
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                         $        632           $        339
======================================================================================================================

Reconciliation of net income (loss) to net cash provided by operating activities:
  Net income (loss)                                                                $   (907,323)          $    784,205
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                                       254,706                 28,070
    Gain on sale of property, plant and equipment                                        (2,018)                (2,561)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable                                                   907,797              3,481,184
      Increase in inventories                                                          (427,005)            (3,077,577)
      Decrease in prepaid expenses                                                       25,848                 22,504
      Increase in accounts payable and accrued expenses                                 458,829                213,363
      Decrease in income taxes payable                                                 (259,476)              (312,612)
----------------------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $     51,358           $  1,136,576
======================================================================================================================

The accompanying notes should be read in conjunction with the consolidated financial statements

                                                 LINDATECH INC. AND SUBSIDIARIES
                                         (FORMERLY NETLIVE COMMUNICATIONS, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


 1.   BASIS OF                The accompanying unaudited consolidated financial
      PRESENTATION            statements have been prepared in accordance with
      AND BUSINESS            generally accepted accounting principles and
      COMBINATION:            reflect all adjustments (consisting of normal
                              recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period. The accompanying consolidated financial statements should be read in conjunction with the audited financial statements of NetLive Communications,
                              Inc. (the "Company") as of March 31, 1998 and for the year then ended and the notes thereto included in the Company's Form 10-KSB and amendment thereto and Form 8-K dated December 10, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The Company believes, however, that the disclosures in this report are adequate to make the information presented not misleading in any material respect.

                              In December 1998, the Company formed two wholly owned Australian subsidiaries, Linda Industries Pty. Limited ("Linda") and Modara Oaks Pty. Limited ("Modara").

                              Effective December 31, 1998, the Company, a substantially inactive company subject to the reporting requirements of the Securities and Exchange Act of 1934, sold 8,000,000 shares of common stock and 1,000,000 shares of convertible preferred stock, as adjusted for a 1-for-3.4 reverse stock split, to several Australian purchasers including Newton Grace Pty Limited ("Newton Grace") and the shareholders of Newton Grace (the "Purchasers") for $10,000,000 Australian Dollars ("AUD"). Simultaneously, Linda and Modara purchased (the "Asset Purchase") the operating assets (excluding cash and certain receivables) and registered trademarks (collectively the "Assets") of Newton Grace for AUD $21,923,060. The Asset Purchase was funded in part by an AUD $10,000,000 loan from National Australia Bank Limited and an AUD $1,923,060 note payable to the seller, prior to an adjustment of approximately AUD $700,000. The balance of the note payable to the seller was satisfied by payments made by Linda on behalf of the seller, subject to adjustment.

                              This business combination has been accounted for as a reverse acquisition whereby the Company is being treated as being acquired in a purchase transaction by Newton Grace, as control rests with the former Newton Grace shareholders.

                              Although prior to its acquisition by the Purchasers, the Company had been the registrant, the comparative financial statements of Newton Grace are presented since such entity is deemed to be the purchaser in a business combination accounted for as a purchase. Accordingly, the registrant will now be reporting on a June 30 year-end. In addition, there have been no significant changes of accounting policy since June 30, 1998.

                              Effective in May 1999, the Company changed its name to Lindatech Inc.

                                                 LINDATECH INC. AND SUBSIDIARIES
                                         (FORMERLY NETLIVE COMMUNICATIONS, INC.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


2.    SUMMARY OF              In accordance with Statement of Financial
      SIGNIFICANT             Accounting Standards ("SFAS") No. 52, Foreign
      ACCOUNTING              Currency Translation, the financial position and
      POLICIES:               results of operations of the Company are measured
                              using local currency as the functional currency.
                              Assets and liabilities have been translated at current exchange rates, and related revenue and expenses have been translated at average monthly exchange rates. The aggregate effect of translation gains and losses has been deferred and is reflected as a separate component of stockholders' equity until there is a sale or liquidation of the underlying foreign investment.

                              The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities.

                              In February 1997, the Financial Accounting
                              Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all statements of earnings issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net earnings divided by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock-based compensation including stock options, restricted stock awards, warrants and other convertible securities. Diluted EPS is not presented since the effect would be antidilutive.

 3.   NOTES PAYABLE:          The note payable - bank bears interest at the
                              bank's lending rate (4.86% at March 31, 1999) and additionally requires a facility fee equal to 1.25% per annum, as defined. The note is due and payable on June 30, 1999. The note is collateralized by all of Linda's assets and guaranteed by the Company. The bank also provided an AUD $1,600,000 line of credit to Linda which expires June 30, 1999 with interest currently at 8.5% per annum plus 1% to 3.5% based on outstanding balances, as defined.

Item 2.          Management's Discussion and Analysis
                 or Plan of Operation

GENERAL

On December 10, 1998, Lindatech Inc. (formerly NetLive Communications, Inc.), a Delaware corporation (the "Registrant") sold shares of its Common Stock, $.0001 par value per share, and non-voting Series A Convertible Preferred Stock which in the aggregate would equal, when fully issued and converted, approximately ninety percent (90%) of the Common Stock to several Australian purchasers, including Newton Grace Pty Limited, an Australian corporation ("Newton Grace"). Simultaneously with such purchase, Newton Grace sold all of the operating assets of its consumer electric goods business to two wholly-owned Australian subsidiaries of the Registrant. At a meeting held on May 11, 1999, the stockholders of the Registrant approved these transactions. On May 18, 1999, the Registrant effectuated a 3.4 to 1 reverse stock split and changed its trading symbol for its shares of Common Stock on the NASD OTC Bulletin Board to LNDA.

For accounting purposes, these transactions (the "Transactions") are treated as a reverse merger in which Newton Grace becomes the accounting acquirer and the historical financial statements of Newton Grace replace those of the Registrant. Accordingly, the Registrant is now reporting on a June 30 year end. The Newton Grace financial statements presented in this report have been adjusted to reflect the Common Stock and Preferred Stock of the Registrant as if the Transactions were consummated and completed on December 31, 1998.

The Registrant has reorganized its Australian operations into a manufacturing and marketing division (Linda Industries) and a research and development division (which has been renamed Linda Technologies). Linda Technologies owns all of the intellectual property and develops all new appliances and blanket products.

During the quarter ended March 31, 1999 the Registrant launched a new electronic controller for its market-leading electric blankets and produced tooling for a new versatile appliance, the Hotpot. Management hopes that these initiatives will benefit shareholders by increasing revenues and reducing operating costs as a percentage of revenues.

Three new Directors were appointed to the Board during the quarter ended March 31, 1999. Adrian D. Wischer is President, CEO and a Director; Drew A. Ilsley and Frank D. Spencer are Directors.

The Board has commissioned a business diagnostic of the Linda business and coordinated the preparation of a strategic plan for the Registrant. The business diagnostic has identified some significant areas of sub-optimal performance, as can be deduced from the results following.

Although the March 1999 quarter results are disappointing, they include significant one-time or non-recurring expenses. Sales of electric blankets (approximately 75% of revenues) have increased 8% over the prior period. This is due to new packaging, new products and the new electronic controller. The rationalization of the appliance division has continued, with deletions from the range of products where we had no competitive advantage. Delays on commissioning tooling for new kettle products resulted in a further sales decline and a disappointing result for the quarter.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1999 TO THE NINE
MONTHS ENDED MARCH 31, 1998

Sales decreased by 14.8% (4.9% in AUD) to $5,273,802 for the nine months ended March 31, 1999 from $6,192,789 for the comparable period in 1998. This decrease in sales is attributable to a 24% decrease in appliance sales, which was only partially offset by an 8% increase in sales of electric blankets. Cost of goods sold decreased by 0.4% (but increased by 11% in AUD) for the nine months ended March 31, 1999 as compared to 1998. The cost of goods sold expressed as a percentage of sales rose from 66.5% in 1998 to 77.7% in 1999. This increase is primarily attributable to leasing a new warehouse, higher production costs of electric blankets due to lower productivity, and increased production costs of appliances due to unacceptably high rejection rates of the finished products. As a result of the sales decline and the increased rate of cost of goods sold, gross profit declined by 43.4% (36.5% in AUD) to $1,175,342 in 1999 from $2,076,105 in 1998.

Operating expenses increased by $1,071,676 (85.3%) to $2,328,670 in 1999 from $1,256,994 in 1998 due to increased amortization expenses ($193,953), the reverse merger accounting treatment of the Transactions, which combined the administrative and corporate costs of Lindatech Inc. ($528,038, of which approximately $350,000 is attributable to the Transactions) with those of Newton Grace, and a $339,769 increase in the operating costs of Linda Industries Pty Ltd. (primarily due to $207,000 of consulting fees, $75,781 of bank fees, $27,063 of rent, and $18,388 in overseas travel).

Interest income in 1999 declined by 44.0% from the comparable period in 1998, due to lower balances on deposit because of the operating expense increase. The resulting benefit for income tax purposes ($124,441) of the net loss in 1999 as compared to $441,116 of income tax expense in 1998 was a moderating influence so that a net loss of ($907,323) was recognized in the 1999 period as contrasted to net income of $784,205 in 1998.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE
MONTHS ENDED MARCH 31, 1998

Sales decreased by 10.0% (3.3% in AUD) to $3,039,879 for the three months ended March 31, 1999 from $3,379,378 for the comparable period in 1998. This decrease in sales is attributable to a decrease in sales of appliances which was offset somewhat by an increase in sales of electric blankets. Cost of goods sold decreased by 1.0% (but an increase of 6.4% in AUD) for the three months ended March 31, 1999 as compared to 1998. The cost of goods sold expressed as a percentage of sales rose from 64.1% in 1998 to 70.6% in 1999. This increase is primarily attributable to leasing a new warehouse, higher production costs of electric blankets due to lower productivity, and increased production costs of appliances due to unacceptably high rejection rates of the finished products. As a result of the sales decline and increased rate of cost of goods sold, gross profit declined by 26.2% (20.7% in AUD) to $894,456 in 1999 from $1,211,532 in
1998.

Operating expenses increased by $680,022 (144.9%) to $1,149,372 in 1999 from 1998 due to increased amortization expenses ($107,336), the reverse merger accounting treatment of the Transactions, which combined the administrative and corporate costs of Lindatech Inc. ($528,038, of which approximately $350,000 is attributable to the Transactions) with those of Newton Grace, and a $339,769 increase in the operating costs of Linda Industries Pty Ltd. (primarily due to $207,000 of consulting fees, $75,781 of bank fees, $27,063 of rent, and $18,388 in overseas travel).

Interest income in 1999 decreased by 100% from the comparable period in 1998, due to the use of cash balances to fund operating expenses, including the cost of the Transactions. Registrant realized a net loss of ($408,178) in the 1999 period as contrasted to net income of $545,340 in 1998.

LIQUIDITY AND CAPITAL RESOURCES

As described above, the financial statements included in this Report are the historical financial statements of Newton Grace, a privately-held Australian company, adjusted to reflect the Registrant's Common Stock and Preferred Stock as if the Transactions were completed on December 31, 1998. At March 31, 1999 the consolidated balance sheet shows current assets of $7,517,953 and cash and cash equivalents and accounts receivable of

$1,953,817. This contrasts to total liabilities of $9,998,684 and current liabilities (excluding current portions of capital leases) of $9,445,569, respectively. This balance sheet shows a working capital deficit of $2,133,653.

Net cash provided by operating activities was $51,358 and $1,136,576 for the nine months ended March 31, 1999 and 1998, respectively. This decline is attributable to the combination of (i) a 34.0% decrease (24.4% in AUD) in receipts from customers more than offsetting a 28.2% decrease (17.8% in AUD) in payments to suppliers, and (ii) a 42.6% decrease (34.2% in AUD) in interest received. Customer receipts declined in the 1999 period from 1998 due to the combination of lower sales and implementation of an early payment settlement discount of four to five percent. This early payment discount had the effect of shifting receipts to a prior reporting period. The decrease in payments to suppliers was attributable to lower sales achieved in 1999 as compared to the nine month period ended March 31, 1998.

Net cash provided by (used in) investing was $8,771,129 in 1999 and ($10,037,571) in 1998. This difference in comparable periods is primarily attributable to the investment of $10,528,500 in a restricted term deposit in 1998 and the receipt of $9,196,500 of proceeds from such term deposit in 1999.

Net cash provided by (used in) financing activities was ($9,936,066) and $153,125 for the nine months ended March 31, 1999 and 1998, respectively. Such use of cash in 1999 is primarily due to the excess of $16,496,990 in dividends paid to Newton Grace's shareholder over $6,123,000 in proceeds from bank debt in connection with Newton Grace's sale of its operating assets to Linda Industries Pty Ltd., an Australian subsidiary of the Registrant.

Pursuant to the terms of Overdraft and Multi-Option facilities (the "Overdraft and Multi-Option Facilities"), dated February 9, 1999 between National Australia Bank Limited (the "NAB") and Linda, as detailed in a letter of offer of the NAB to Linda, dated February 9, 1999, Linda may borrow up to AUD $1,200,000 under the Overdraft Facility in the form of a revolving credit line at NAB's base variable rate (currently 8.50% per annum), plus a margin of 1.0% per annum on balances up to AUD $500,000 and 3.5% per annum on balances over such amount, calculated daily and payable monthly in arrears. The Overdraft Facility also requires payment of a line fee equal to 0.8% per annum, payable semi-annually. In addition, AUD $400,000 may be utilized by Linda under the Multi-Option Facility in any combination of a documentary letter of credit facility, a leasing facility or an encashment negotiation advice facility. Certain negotiation fees were payable and ongoing annual fees are payable by Linda to the NAB under the Overdraft and Multi-Option Facilities. The purpose of the Overdraft and Multi-Option Facilities are to provide for day-to-day working capital requirements of Linda's business, enable the importing and exporting of goods and enable the leasing of equipment used for "business purposes" and the assignment of exiting leases from Newton Grace. The Overdraft and Multi-Option Facilities expire on June 30, 1999. As of April 26, 1999, AUD $1,193,349 was outstanding under the Overdraft and Multi-Option Facilities.

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

                           PART II - OTHER INFORMATION


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K.

                 (A)       EXHIBITS

                 27.       FINANCIAL DATA SCHEDULE

                 (B)       REPORTS ON FORM 8-K

                  During the quarter ended March 31, 1999, the Registrant filed a Report on Form 8-K/A dated December 10, 1998 detailing a change in control of the Registrant. The following financial statements of Newton Grace Pty Limited, an Australian corporation, were filed in such Report on Form 8-K/A: Consolidated Statements of Operations for the Years Ended June 30, 1998, 1997 and 1996 (audited); Consolidated Balance Sheets at June 30, 1998 and 1997 (audited); Consolidated Statements of Changes in Shareholders Equity for the Years Ended June 30, 1998, 1997 and 1996 (audited); Consolidated Statements of Cash Flows for the Years Ended June 30, 1998, 1997 and 1996 (audited); Notes to Consolidated Financial Statements; Consolidated Balance Sheet at December 31, 1998 (unaudited); Consolidated Statements of Operations for the Six Months Ended December 31, 1998 and 1997 (unaudited); Consolidated Statements of Cash Flows for the Six Months Ended December 31, 1998 and 1997 (unaudited); and Notes to Consolidated Financial Statements.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         LINDATECH INC.
                                         (Registrant)


                                         /s/Adrian D. Wischer
                                         -------------------------------------
                                         Adrian D. Wischer
                                         President and Director
                                         (Chief Executive Officer and
Date:  May 19, 1999                      Chief Financial Officer)